Form 10-Q
period 1993-12-31
TANDEM COMPUTERS INC /DE/
filed 1994-02-14
CIK 315180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-9134


                         TANDEM COMPUTERS INCORPORATED

                 Delaware                              94-2266618
                 --------                              ----------
         (State of incorporation)                (IRS Employer Id. No.)

                  19333 Vallco Parkway, Cupertino, California
                                   95014-2599

                                 (408)285-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes __x__                 No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:  Common Stock,             Outstanding at February 10, 1994
                 $.025 par value                    114,046,278 shares

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES - FORM 10-Q

PART I -- ITEM 1.  FINANCIAL INFORMATION

(Unaudited)

         The following consolidated financial statements have been prepared by the Company without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, the Company believes the financial disclosures made are sufficient to make the information presented not misleading. In addition, the consolidated financial statements reflect, in the opinion of management, all adjustments (limited to normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods indicated.

          It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's 1993 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended September 30, 1993. Such consolidated financial statements and related notes are filed with the Securities and Exchange Commission.

         The results of operations for the three-month period ended December 31, 1993, are not necessarily indicative of results to be expected in the future.





                        [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


- -----------------------------------------------------------------------------------------------
                                                                  For the three months ended
                                                                -------------------------------
                                                                December 31,       December 31,
(In thousands except per share amounts)                             1993               1992
- -----------------------------------------------------------------------------------------------
 REVENUES
 Product revenues                                                 $386,196           $389,107
 Service and other revenues                                         89,357             94,771
- -----------------------------------------------------------------------------------------------
 Total revenues                                                    475,553            483,878
- -----------------------------------------------------------------------------------------------
 COSTS AND EXPENSES
 Cost of product revenues                                          156,567            132,119
 Cost of service and other revenues                                 64,324             59,655
 Research and development                                           65,702             73,038
 Marketing, general, and administrative                            184,889            211,628
- -----------------------------------------------------------------------------------------------
 Total costs and expenses                                          471,482            476,440
- -----------------------------------------------------------------------------------------------
 OPERATING INCOME                                                    4,071              7,438
 Gain on sale of subsidiaries                                       23,000                  -
 Net interest income                                                   433                696
- -----------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR INCOME TAXES                                   27,504              8,134
 Provision for income taxes                                          2,600              2,993
- -----------------------------------------------------------------------------------------------
 INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                24,904              5,141
 Cumulative effect as of October 1, 1992
   of change in accounting for income taxes                              -             12,371
- -----------------------------------------------------------------------------------------------
 NET INCOME                                                       $ 24,904           $ 17,512
- -----------------------------------------------------------------------------------------------
 EARNINGS PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                    $    .22           $   . 05
 Per share cumulative effect of
   accounting change                                                     -                .11
- -----------------------------------------------------------------------------------------------
 EARNINGS PER SHARE                                               $    .22           $    .16
- -----------------------------------------------------------------------------------------------
 Weighted average shares outstanding                               111,798            112,715
- -----------------------------------------------------------------------------------------------

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------------------
                                                                   December 31,        September 30,
                                                                       1993                1993
 (In thousands except per share amount)                            (Unaudited)
- ----------------------------------------------------------------------------------------------------
 ASSETS
- ----------------------------------------------------------------------------------------------------
 CURRENT ASSETS
 Cash and equivalents                                              $   122,745         $   106,179
 Short-term investments                                                 18,588              18,588
 Accounts receivable, net                                              406,406             458,122
 Current portion of lease receivables                                   55,568              60,376
 Inventories                                                           180,561             163,706
 Prepaid and deferred income taxes                                      14,212               9,493
 Prepaid expenses and other                                             47,940              34,966
- ----------------------------------------------------------------------------------------------------
 Total current assets                                                  846,020             851,430
- ----------------------------------------------------------------------------------------------------
 PROPERTY, PLANT, AND EQUIPMENT, at cost                             1,112,210           1,149,611
 Accumulated depreciation and amortization                            (584,130)           (583,043)
- ----------------------------------------------------------------------------------------------------
 Net property, plant, and equipment                                    528,080             566,568
- ----------------------------------------------------------------------------------------------------
 COST IN EXCESS OF NET ASSETS ACQUIRED, NET                             13,960              25,168
- ----------------------------------------------------------------------------------------------------
 LEASE RECEIVABLES                                                      72,483              79,832
- ----------------------------------------------------------------------------------------------------
 OTHER ASSETS                                                          169,249             162,211
- ----------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                       $1,629,792          $1,685,209
- ----------------------------------------------------------------------------------------------------

                             LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES
 Short-term borrowings                                              $      896       $      15,080
 Accounts payable                                                      126,564             145,378
 Accrued liabilities                                                   595,281             648,380
 Current maturities of long-term obligations                            56,225              53,384
- ----------------------------------------------------------------------------------------------------
 Total current liabilities                                             778,966             862,222
- ----------------------------------------------------------------------------------------------------
 LONG-TERM OBLIGATIONS                                                  85,702              86,162
- ----------------------------------------------------------------------------------------------------
 STOCKHOLDERS' INVESTMENT
 Common stock $.025 par value, authorized
   400,000 shares, outstanding 114,068 shares at
   December 31 and 113,666 shares at September 30                        2,885               2,842
 Additional paid-in capital                                            624,079             620,297
 Retained earnings                                                     187,164             162,260
 Accumulated translation adjustments                                     2,777               3,207
 Treasury stock, at cost                                                (8,871)             (8,871)
 Deferred ESOP compensation                                            (42,910)            (42,910)
- ----------------------------------------------------------------------------------------------------
 Total stockholders' investment                                        765,124             736,825
- ----------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     $1,629,792          $1,685,209
- ----------------------------------------------------------------------------------------------------

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


- ---------------------------------------------------------------------------------------------
                                                                For the three months ended
                                                            ---------------------------------
                                                            December 31,         December 31,
 (In thousands)                                                 1993                 1992
- ---------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $ 24,904               $17,512
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                               43,317                44,083
     Gain on sale of subsidiaries                               (23,000)                    -
     Cumulative effect of accounting change                           -               (12,371)
     Deferred income taxes                                       (5,740)              (17,373)
     ESOP compensation                                                -                 1,486
     Gain on dispositions of property, plant, and
        equipment                                                (1,483)                  (39)
     Changes in :
       Accounts receivable                                       22,763                16,800
       Inventories                                              (17,977)               (5,772)
       Lease receivables                                         11,588                (5,376)
       Non-debt current liabilities and other                   (59,792)               (5,425)
- ---------------------------------------------------------------------------------------------
 Net cash provided by (used in)
   operating activities                                          (5,420)               33,525
- ---------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property, plant, and equipment                   (21,160)              (34,278)
 Proceeds from dispositions of property, plant,
    and equipment                                                19,318                 1,081
 Sale of subsidiaries, net of cash disposed                      53,600                     -
 Increase in other assets                                       (22,864)              (13,004)
- ---------------------------------------------------------------------------------------------
 Net cash provided by (used in)
    investing activities                                         28,894               (46,201)
- ---------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings                                                      24,369                26,894
 Repayments                                                     (33,717)              (30,218)
 Acquisitions of treasury stock                                       -                (3,055)
 Proceeds from sale of stock by a subsidiary, net
   of Company's participation                                         -                13,690
 Issuance of Common Stock to ESOP and under
   other stock plans, including tax benefits                      3,825                15,228
- ---------------------------------------------------------------------------------------------
 Net cash (used in) provided by
   financing activities                                          (5,523)               22,539
- ---------------------------------------------------------------------------------------------
 Effect of exchange rate fluctuations on cash
   and equivalents                                               (1,385)               (3,524)
- ---------------------------------------------------------------------------------------------
 NET INCREASE IN CASH AND EQUIVALENTS                            16,566                 6,339
 Cash and equivalents at beginning of period                    106,179               148,984
- ---------------------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD                         $122,745              $155,323
- ---------------------------------------------------------------------------------------------

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

- ----------------------------------------------------------------------------------------
                                                        December 31,       September 30,
 (In thousands)                                             1993                1993
- ----------------------------------------------------------------------------------------
 Purchased parts and subassemblies                       $  78,351          $  60,302
 Work in process                                            24,762             27,076
 Finished goods                                             77,448             76,328
- ----------------------------------------------------------------------------------------
 Total                                                    $180,561           $163,706
- ----------------------------------------------------------------------------------------


2. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options, which have a dilutive effect when applying the treasury stock method.

As a result of terminating the Employee Stock Ownership Plan (ESOP) during the first quarter of fiscal 1994, approximately 2.4 million unallocated common shares presently held by the ESOP trust, which will be returned to Tandem in fiscal 1994, have been excluded from the weighted average shares outstanding calculation for the first quarter of fiscal 1994.


3. CASH DIVIDENDS

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.


4.  BUSINESS COMBINATIONS

The consolidated results of operations for the first quarter of 1993 include the accounts of MPACT, EDI Systems, Inc., a wholly-owned subsidiary of Tandem, which was sold to Immedia Infomatic Corporation on June 30, 1993.

The consolidated results of operations for the quarters ended December 31, 1993 and December 31, 1992 include the operating results of two wholly-owned subsidiaries, Applied Communications Inc. (ACI), and Applied Communications, Inc., Limited (ACI. Ltd.), both of which were sold effective December 31, 1993 for approximately $53.6 million net cash. The sales of these subsidiaries resulted in a gain for financial accounting purposes of $23 million.

In December 1992, NetWorth Inc. (NetWorth), an approximately 51% owned subsidiary, completed an initial public offering of its common stock in which NetWorth received net proceeds of $26.9 million. Tandem participated in the offering in approximate proportion to its then ownership.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  FINANCING ARRANGEMENTS

In December 1993, Tandem secured a three-year Financing Facility (the Financing Facility) to replace the multiple option financing facility (MOFF) which was canceled in the fourth quarter of fiscal 1993. A ninety-day bridge facility, which supported the Company during the period between cancellation of the MOFF and completion of the Financing Facility, expired in January, 1994.

Under the Financing Facility, the Company can sell up to $150 million of qualified domestic receivables on a limited recourse basis. One component of the Financing Facility, which allows for sales of accounts receivable up to $75 million, will expire in fiscal 1997. A second component of the Financing Facility, which also allows for sales of accounts receivable up to $75 million, will expire in fiscal 1995, but will be renewable annually at no cost with the consent of both parties.


6.  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective October 1, 1992. As a result of adopting SFAS No. 109, the net income for the three months ended December 31, 1992 was increased by the cumulative effect of the change, or $12.4 million ($.11 per share), and a valuation allowance of approximately $53 million was established for certain deferred tax assets related to foreign losses and stock option deductions. The provision for income taxes for the three month period ended December 31, 1992 included $3 million for currently payable foreign income taxes.

The provision for income taxes for the three months ended December 31, 1993 arose principally from taxes currently payable in foreign jurisdictions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED OPERATING STATISTICS

     The following table summarizes the changes in selected operating statistics. The percentages in the left two columns show the relationship of revenue and expense items to total revenues. The percentages in the right columns measure changes from the same quarter a year ago.

     The Company's fiscal year ends on September 30. References to 1994, 1993, and 1992 in this section represent the Company's fiscal years.

                                                                        Percent Increase
    Percent of Total Revenues                                               (Decrease)
- ---------------------------------                                   -------------------------------
3 Months             3 Months                                       3 Months           3 Months
Ended                Ended                                          Ended              Ended
December 31,         December 31,                                   December 31,       December 31,
1993                 1992                                           1993               1992
- ---------------------------------------------------------------------------------------------------
    81               80            Product revenues                     (1)                  5
                                   Service and other
    19               20              revenues                           (6)                 12
- ---------------------------------------------------------------------------------------------------
   100              100            Total revenues                       (2)                  6
- ---------------------------------------------------------------------------------------------------
    33               27            Cost of product revenues             19                   6
                                   Cost of service and other
    13               12              revenues                            8                  (2)
- ---------------------------------------------------------------------------------------------------
    46               39            Total cost of revenues               15                   3
- ---------------------------------------------------------------------------------------------------
    14               15          Research and development              (10)                  2
                                 Marketing, general, and
    39               44            administrative                      (13)                 (1)
- ---------------------------------------------------------------------------------------------------
     1                2          Operating income                      (45)                 NM
     5               NA          Gain on sale of subsidiaries           NM                  NA
     -                -          Net interest income                   (38)                (44)
- ---------------------------------------------------------------------------------------------------
                                 Income before income
                                   taxes and cumulative effect
                                   of change in accounting
     6                2            for income taxes                    238                  NM
     1                1          Provision for income taxes            (13)                 NM
- ---------------------------------------------------------------------------------------------------
                                 Income before
                                   cumulative effect of
     5                1            accounting change                   384                  NM
                                 Cumulative effect as of
                                   October 1, 1992 of
                                   change in accounting
    NA                3            for income taxes                     NM                  NM
- ---------------------------------------------------------------------------------------------------
     5                4          Net income                             42                  NM
===================================================================================================

NA - Not applicable
NM - Not meaningful

OPERATING RESULTS

REVENUES

         Total revenues decreased slightly during the first quarter of 1994 compared to the first quarter of 1993, mostly due to a $5 million decrease in service and other revenues. The decrease in service and other revenues resulted primarily from reductions in hardware service revenues due to the continuing improvement in hardware reliability which reduced the demand for services as well as the prices received for services.

         The six percent increase in revenues from the first quarter of 1992 to the first quarter of 1993 was due principally to revenue increases at Ungermann-Bass and growth in revenues from shipments of Integrity systems which were introduced in the first quarter of 1992. Service and other revenues in the first quarter of 1993 also grew over the same quarter in 1992 due to the growth in sales of professional services to customers.

         Historically, the second half of the Company's fiscal year is stronger than the first. Management believes that this pattern will continue in fiscal 1994.

         The revenues and operating results for the first quarter of 1993 and the first quarter of 1994 include the operations of Applied Communications, Inc. (ACI) and Applied Communications, Inc., Ltd. (ACI, Ltd.) both of which were sold effective December 31, 1993. During both periods, ACI and ACI, Ltd. combined to contribute approximately 3 percent of total revenues.

Geographic

The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenue contributed by geographic location during the quarter.

                                                   Q1 1994                   Q1 1993
                                                --------------            -------------
(Dollars in millions)                             $         %               $        %
                                                -----      ---            -----     ---
United States                                   251.0       52            246.0      51
Europe
     United Kingdom                              34.4        7             31.2       6
     Germany                                     22.3        5             25.5       5
     Other Europe                                64.9       14             87.4      18
                                                -----      ---            -----     ---
           Total Europe                         121.6       26            144.1      29

Japan                                            57.9       12             52.8      11
Asia/Pacific                                     26.7        6             22.0       5
Americas Division (excluding the U.S.)           18.4        4             19.0       4
                                                -----      ---            -----     ---
Total revenues                                  475.6      100            483.9     100
                                                =====      ===            =====     ===

         Revenues in Europe declined 16 percent from $144 million in the first quarter of 1993 to $122 million in the same quarter of 1994 primarily as a result of a generally stronger U.S. dollar. In addition, management believes the overall weak economic environment in Europe has hindered investment in capital equipment. The increase in revenue from Japan was due to exchange rate changes partially offset by lower unit sales between the first quarters of 1993 and 1994.

Product lines

         The table shown below shows total revenue by product lines (which includes both product revenues and service and other revenues) and the percentage of total revenue each product line contributed during the first quarter of 1993 and the first quarter of 1994.

($ in millions)
                                                    Q1 1994                  Q1 1993
                                                 -------------            --------------
                                                   $        %               $         %
                                                 -----     ---            -----      ---
Computer systems                                 383.3      81            391.2       81
Networking                                        92.3      19             92.7       19
                                                 -----     ---            -----      ---
Total revenues                                   475.6     100            483.9      100
                                                 =====     ===            =====      ===

         Overall, the decrease in computer systems revenues from the same period a year ago results from the transition to the lower-priced Himalaya product line and a corresponding decline in per unit revenues. This decrease was partially offset by increased unit shipments and an increase in Integrity sales.


COST OF REVENUES

         During the first quarter of 1994, product margins decreased to 59 percent, compared to 66 percent recorded a year ago. The decrease in product margins was due to the introduction of Himalaya systems during the first quarter of 1994 (which have lower prices and lower margins than previous generations of Tandem systems), lower margins at Ungermann-Bass, and an increased proportion of revenues from OEM sales of the Integrity product line, which has lower product margins. Margins on service and other revenues decreased to 28 percent in the first quarter of 1994 versus 37 percent recorded a year ago. The decrease in service and other margins relates mostly to higher than anticipated costs associated with certain projects in the integration services business. Tandem believes the integration business will generate improved margins in the future as new management and process changes improve the Company's ability to deliver these services.

         In 1993, cost of product revenues grew over the first quarter of 1992 principally due to higher sales of lower margin products offered by Ungermann-Bass and the Company's other subsidiaries. In the first quarter of 1993, cost of service and other revenues declined as a percentage of service and other revenues from the prior year due to the Company's emphasis on retraining customer engineers to provide software support.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses decreased $7 million from the same quarter a year ago, mostly as a result of the restructuring actions taken in the third quarter of 1993. Additionally, in the first quarter of 1994, higher levels of software capitalization contributed to the decrease as certain projects moved into the development phase. The Company expects that the level of spending incurred in the first quarter will rise modestly for the remainder of 1994.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general, and administrative expenses were also down sharply ($27 million) in the quarter compared to the same period a year ago primarily as a result of the restructuring actions initiated in the third quarter of 1993. The primary restructuring actions included headcount and salary reductions. The Company plans to reduce marketing, general, and administrative expenses during the remainder of the year.


IMPACT OF CURRENCY AND INFLATION

         During the first quarter of 1994, the currencies in foreign countries where Tandem has significant operations generally weakened against the U.S. dollar, particularly in Europe. As a result, there was a negative impact from translating revenues and operating results. In the first quarter of 1993, the strength of the U.S. dollar against international currencies also had a negative influence on international revenues and operating results, although the negative effect on revenues and operating results in the first quarter of 1993 was not as significant as the first quarter of 1994.


NET INCOME AND EARNINGS PER SHARE

         In addition to the factors discussed above, net income in the first quarter of 1994 was impacted by a $23 million pretax non-operating gain from the sales of ACI and ACI, Ltd. In the first quarter of 1993, net income included a $12 million positive adjustment representing the cumulative effect as of October 1, 1992 of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).

         The effective tax rate for the first quarter of 1994 was 9 percent. The tax provision for the first quarter of 1994 principally arose from taxes currently payable in foreign jurisdictions. Tandem expects to continue to report income for the remainder of 1994 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. income. The effective tax rate under SFAS No. 109 for the first quarter of 1993 was 37 percent.

        Weighted average shares outstanding decreased from the first quarter of 1993 because of the termination of Tandem's Employee Stock Ownership Plan
(ESOP) in the first quarter of 1994. The effect on the weighted average shares calculation of excluding the unallocated ESOP shares was partially offset by increases from sales of stock to employees under stock plans.


FINANCIAL CONDITION

         During the first quarter of 1994, cash and cash equivalents increased by $17 million. Operations consumed $5 million in cash, principally because expenditures associated with the Company's restructuring actions in 1993 required cash during the quarter, but did not affect net income. Investing activities in the first quarter, included $44 million of investment in capital equipment, software, and strategic investments in new technology. Cash used in investing activities was more than offset by $54 million received from the sale of ACI and ACI, Ltd. and approximately $19 million from the sale of land and equipment. Financing activities, consisting of net debt repayments net of stock sales, used $6 million. The Company anticipates that overall cash flows will be modestly negative through the third quarter of 1994 and turn positive in the fourth quarter of 1994.

         Accounts receivable days, excluding ACI and ACI, Ltd., increased from 74 days at September 30, 1993 to 81 days at December 31, 1993. The increase in receivable days is consistent with the seasonal increase historically experienced during the first quarter each year. Inventory days, excluding ACI and ACI, Ltd., increased from 60 days at September 30, 1993 to 78 days at December 31, 1993. The increase arose in part due to the ramp-up of operations at the new manufacturing facility in Stirling, Scotland and one-time purchases of materials necessary to manage the transition from Cyclone products to Himalaya products.

         At December 31, 1993, total debt was $143 million compared with $155 million at September 30, 1993, of which, $119 million and $114 million, respectively, represent nonrecourse borrowings against lease receivables. Total debt as a percentage of capital decreased from 17 percent at September 30, 1993 to 16 percent at December 31, 1993.

         In December, 1993, Tandem secured a three-year Financing Facility (Financing Facility) to replace the multiple option financing facility, which was cancelled in the fourth quarter of 1993. Under the Financing
Facility, the Company can sell up to $150 million of qualified domestic receivables on a limited recourse basis. One component of the Financing Facility, which allows for sales of accounts receivable up to $75 million, expires in 1995, but is renewable annually at no cost with the consent of both parties. A second component of the Financing Facility, which allows for sales of accounts receivable up to $75 million, expires in 1997. The total financing available under the Financing Facility is limited to a pool of qualified domestic receivables.

         In addition to the Financing Facility, other possible sources of working capital include other financing arrangements and sales of noncritical assets such as land and buildings. Management believes that the financing sources available at December 31, 1993 can adequately meet Tandem's financing needs.

         As of December 31, 1993, the Company had approximately 9,500 full-time equivalent employees. Headcount decreased approximately 450 during the quarter and is down approximately 1,200 since the Company initiated its restructuring actions during the third quarter of fiscal 1993.


OUTLOOK AND RISKS

         Management expects the shift to lower-priced, lower-margin Himalaya servers will mean a continuing decline in product margins, although the rate of decline may slow over the next few quarters. A key challenge in meeting the Company's 1994 operating plan includes shipping increased volumes of new lower-priced products and concurrently controlling the cost structure of the Company. Management is encouraged by the results in the fourth quarter of 1993 and the first quarter of 1994, but key challenges remain in meeting the Company's goals.

         The Company recognizes that if the U.S. dollar continues to strengthen, international revenues and international operating results will be negatively impacted.

         Tandem, Cyclone, Himalaya, NonStop, and the Tandem logo are trademarks of Tandem Computers Incorporated.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES - FORM 10-Q


PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on January 25, 1994, in Cupertino, California. Two matters were voted upon:

         (a) Proposal 1. The election of four Class II Directors to hold office until 1997; and,

         (b) Proposal 2. The ratification of the appointment of Ernst & Young as the Company's independent auditors.

         Both matters were passed, as follows:

         PROPOSAL 1 - ELECTION OF DIRECTORS

         For                 Instructed           Authority Withheld from All Nominees
         ---                 ----------           ------------------------------------
         94,585,808            73,446                            1,427,523


                   - SCHEDULE OF VOTES CAST FOR EACH DIRECTOR

                                            Total Vote For                    Total Vote Withheld
                                            Each Director                     From Each Director
                                            --------------                    -------------------
         Jack F. Bennett                      94,633,898                            1,452,879

         Franklin P. Johnson, Jr.             94,659,254                            1,427,523

         Thomas J. Perkins                    94,585,808                            1,500,969

         Thomas I. Unterberg                  94,651,102                            1,435,675


         PROPOSAL 2 - APPOINTMENT OF ERNST & YOUNG AS INDEPENDENT AUDITOR

                 For                 Against            Abstain
                 ---                 -------            -------
                 95,339,589          413,957            333,231

         There were no Broker Non-votes on either Proposal.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES - FORM 10-Q

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      Exhibits required by Item 601 of Regulation S-K:
                          None

                 (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first fiscal quarter.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES - FORM 10-Q




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cupertino, State of California.

                                           TANDEM COMPUTERS INCORPORATED
                                                     (Registrant)


Date:  February 14, 1994                   By:   /s/  David J. Rynne
                                               ------------------------------
                                                 David J. Rynne
                                                 Senior Vice President and
                                                 Chief Financial Officer



Date:  February 14, 1994                   By:   /s/  Anthony H. Lewis, Jr.
                                               ------------------------------
                                                 Anthony H. Lewis, Jr.
                                                 Vice President and
                                                 Corporate Controller