Form 10-Q
period 1994-03-31
TANDEM COMPUTERS INC /DE/
filed 1994-05-16
CIK 315180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-9134


                         TANDEM COMPUTERS INCORPORATED

          Delaware                  94-2266618
      ----------------           -----------------
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

              Class:   Common Stock,        Outstanding at May 12, 1994
                      $.025 par value          114,854,548 shares

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

  The results of operations for the three-month and six-month periods ended March 31, 1994, are not necessarily indicative of results to be expected in the future.





                        [STATEMENTS ON FOLLOWING PAGES]

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               For the three months ended
                                                              ----------------------------
                                                              March 31,          March 31,
 (In thousands except per share amounts)                         1994               1993
                                                              --------           --------
 REVENUES

 Product revenues                                            $ 394,901           $ 425,136

 Service and other revenues                                     89,227              92,511
                                                              --------           ---------
 Total revenues                                                484,128             517,647
                                                              --------           ---------
 COSTS AND EXPENSES

 Cost of product revenues                                      163,853             153,298

 Cost of service and other revenues                             54,418              62,587

 Research and development                                       64,363              79,837

 Marketing, general, and administrative                        173,628             205,369
                                                              --------           ---------
 Total costs and expenses                                      456,262             501,091
                                                              --------           ---------
 OPERATING INCOME                                               27,866              16,556

 Net interest income                                               417               1,013
                                                             ---------           ---------
INCOME BEFORE INCOME TAXES                                      28,283              17,569

 Provision for income taxes                                      2,500               6,466
                                                             ---------           ---------
 NET INCOME                                                  $  25,783           $  11,103
                                                             =========           =========

 EARNINGS PER SHARE                                          $     .23           $     .10
                                                             =========           =========
 Weighted average shares outstanding                           113,519             113,509
                                                             =========           =========

See accompanying notes.

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                   For the six months ended
                                                                  ---------------------------
                                                                  March 31,          March 31,
 (In thousands except per share amounts)                            1994                1993
                                                                  --------           --------

 REVENUES

 Product revenues                                                $ 781,097          $  814,243

 Service and other revenues                                        178,584             187,282
                                                                  --------          ----------
 Total revenues                                                    959,681           1,001,525
                                                                  --------          ----------
 COSTS AND EXPENSES

 Cost of product revenues                                          320,420             285,417

 Cost of service and other revenues                                118,742             122,242

 Research and development                                          130,065             152,875

 Marketing, general, and administrative                            358,517             416,997
                                                                  --------          ----------
 Total costs and expenses                                          927,744             977,531
                                                                  --------          ----------
 OPERATING INCOME                                                   31,937              23,994

 Gain on sale of subsidiaries                                       23,000                   -

 Net interest income                                                   850               1,709
                                                                  --------          ----------
 INCOME BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR INCOME TAXES                                   55,787              25,703

 Provision for income taxes                                          5,100               9,459
                                                                  --------          ----------
 INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                50,687              16,244

 Cumulative effect as of October 1, 1992
   of change in accounting for income taxes                              -              12,371
                                                                  --------          ----------
 NET INCOME                                                       $ 50,687          $   28,615
                                                                  ========          ==========

 EARNINGS PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                     $    .45           $     .14

 Per share cumulative effect of
   accounting change                                                     -                 .11
                                                                  --------           ---------
 EARNINGS PER SHARE                                               $    .45           $     .25
                                                                  ========           =========
 Weighted average shares outstanding                               112,659             113,112
                                                                  ========           =========

See accompanying notes.

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       March 31,          September 30,
                                                                         1994                 1993
                                                                       ---------          -------------
 (In thousands except per share amount)                               (Unaudited)

                                     ASSETS
 CURRENT ASSETS

 Cash and equivalents                                                 $   113,671          $   106,179

 Short-term investments                                                         -               18,588

 Accounts receivable, net                                                 427,824              458,122

 Current portion of lease receivables                                      56,488               60,376

 Inventories                                                              172,525              163,706

 Prepaid and deferred income taxes                                         13,655                9,493

 Prepaid expenses and other                                                61,062               34,966
                                                                       ----------           ----------
 Total current assets                                                     845,225              851,430
                                                                       ----------           ----------
 PROPERTY, PLANT, AND EQUIPMENT, at cost                                1,129,647            1,149,611

 Accumulated depreciation and amortization                              (604,105)            (583,043)
                                                                       ----------           ----------
 Net property, plant, and equipment                                       525,542              566,568
                                                                       ----------           ----------
 COST IN EXCESS OF NET ASSETS ACQUIRED, NET                                 7,625               25,168
                                                                       ----------           ----------
 LEASE RECEIVABLES                                                         69,296               79,832
                                                                       ----------           ----------
 OTHER ASSETS                                                             201,243              162,211
                                                                       ----------           ----------
 TOTAL ASSETS                                                          $1,648,931           $1,685,209
                                                                       ==========           ==========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

 CURRENT LIABILITIES

 Short-term borrowings                                                 $    1,951           $   15,080

 Accounts payable                                                         138,375              145,378

 Accrued liabilities                                                      573,648              648,380

 Current maturities of long-term obligations                               53,445               53,384
                                                                       ----------           ----------
 Total current liabilities                                                767,419              862,222
                                                                       ----------           ----------
 LONG-TERM OBLIGATIONS                                                     80,477               86,162
                                                                       ----------           ----------
 STOCKHOLDERS' INVESTMENT

 Common stock $.025 par value, authorized
   400,000 shares, outstanding 115,088 shares at
   March 31 and 113,666 shares at September 30                              2,877                2,842

 Additional paid-in capital                                               634,434              620,297

 Retained earnings                                                        212,947              162,260

 Accumulated translation adjustments                                        3,175                3,207

 Treasury stock, at cost                                                  (9,488)              (8,871)

 Deferred ESOP compensation                                              (42,910)             (42,910)
                                                                       ----------           ----------
 Total stockholders' investment                                           801,035              736,825
                                                                       ----------           ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                        $1,648,931           $1,685,209
                                                                       ==========           ==========

See accompanying notes.

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                    For the six months ended
                                                                 ------------------------------
                                                                 March 31,            March 31,
 (In thousands)                                                    1994                 1993
                                                                 ---------            ---------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                    $   50,687              $   28,615

 Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                 83,267                  88,508

     Gain on sale of subsidiaries                                (23,000)                       -

     Cumulative effect of accounting change                             -                (12,371)

     Deferred income taxes                                        (4,486)                (17,937)

     ESOP compensation                                                  -                   2,895

     Gain on dispositions of property, plant, and
        equipment                                                   (310)                  (214)

     Changes in :

       Accounts receivable                                          3,024                   6,118

       Inventories                                               (18,932)                 (6,173)

       Lease receivables                                           14,605                   5,109

       Non-debt current liabilities and other                    (75,164)                     132
                                                                 --------               ---------
 Net cash provided by
   operating activities                                            29,691                  94,682
                                                                 --------               ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property, plant, and equipment                    (55,889)                (83,147)

 Proceeds from dispositions of property, plant,
    and equipment                                                  22,760                   8,985

 Sale of subsidiaries, net of cash disposed                        70,519                      -

 Increase in other assets                                        (56,250)                (25,978)
                                                                 --------               ---------
 Net cash used in
   investing activities                                          (18,860)               (100,140)
                                                                 --------               ---------
 CASH FLOWS FROM FINANCING ACTIVITIES

 Borrowings                                                        33,204                  29,663

 Repayments                                                      (51,194)                (46,049)

 Acquisitions of treasury stock                                         -                (10,667)

 Proceeds from sale of stock by a subsidiary, net
   of  Company's participation                                          -                  13,690

 Issuance of Common Stock to ESOP and under
   other stock plans, including tax benefits                       14,172                  21,945
                                                                 --------               ---------
 Net cash (used in) provided by
   financing activities                                           (3,818)                   8,582
                                                                 --------               ---------
 Effect of exchange rate fluctuations on cash
   and equivalents                                                    479                 (2,492)
                                                                 --------               ---------
 NET INCREASE IN CASH AND EQUIVALENTS                               7,492                     632

 Cash and equivalents at beginning of period                      106,179                 148,984
                                                                 --------               ---------
 CASH AND EQUIVALENTS AT END OF PERIOD                           $113,671               $ 149,616
                                                                 ========               =========

See accompanying notes.

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

                                                              March 31,           September 30,
 (In thousands)                                                 1994                  1993
                                                              ---------           -------------
 Purchased parts and subassemblies                            $  71,436             $  60,302

 Work in process                                                 23,625                27,076

 Finished goods                                                  77,464                76,328
                                                               --------              --------
 Total                                                         $172,525              $163,706
                                                               ========              ========


2. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options, which have a dilutive effect when applying the treasury stock method.

As a result of terminating the Employee Stock Ownership Plan (ESOP), the approximately 2.4 million unallocated common shares held by the ESOP trust, which will be returned to Tandem in fiscal 1994, have been excluded from the 1994 weighted average shares outstanding calculations.

3. CASH DIVIDENDS

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  BUSINESS COMBINATIONS

The consolidated results of operations for the first six months of 1993 include the accounts of MPACT EDI Systems, Inc., a wholly- owned subsidiary of Tandem, which was sold to Immedia Infomatic Corporation on June 30, 1993.

The consolidated results of operations for the quarter ended December 31, 1993 and the six months ended March 31, 1993 include the operating results of two wholly-owned subsidiaries, Applied Communications Inc. (ACI), and Applied Communications, Inc., Limited (ACI. Ltd.), both of which were sold effective December 31, 1993 for approximately $53.6 million net cash. The sales of these subsidiaries resulted in a gain for financial accounting purposes of $23 million.

In December 1992, NetWorth Inc. (NetWorth), an approximately 51 percent owned subsidiary at the time, completed an initial public offering of its common stock in which NetWorth received net proceeds of $26.9 million. The Company concurrently purchased shares in the offering in approximate proportion to its then ownership. On March 31, 1994, NetWorth acquired approximately 30 percent of the shares then held by the Company for a cash purchase price of $20 million, financed by debt, thereby reducing the Company's ownership to approximately 31.5 percent. After expenses of the transaction and adjusting its investment to reflect its approximate $5.6 million equity in NetWorth's remaining net assets, the Company realized no gain or loss for financial reporting purposes. As of March 31, 1994, the investment in NetWorth will be accounted for under the equity method of accounting and the investment is included in other assets.

On March 15, 1994, the Company sold its interest in the storage subsystems business of Array Technology Corporation (acquired in 1990), together with certain assets, to EMC Corporation for approximately $10 million cash. As a part of its 1993 restructuring plan and related provision, the Company concluded to sell or otherwise dispose of this business unit. Accordingly, the transaction was recorded as part of restructuring activity in the quarter ended March 31, 1994 and no gain or loss was realized for financial reporting purposes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  FINANCING ARRANGEMENTS

In December 1993, Tandem secured a three-year Financing Facility (the Financing Facility) to replace the multiple option financing facility (MOFF) which was canceled in the fourth quarter of fiscal 1993. A ninety-day bridge facility supported the Company during the period between cancellation of the MOFF and completion of the Financing Facility.

Under the Financing Facility, the Company can sell up to $150 million of qualified domestic receivables on a limited recourse basis. One component of the Financing Facility, which allows for sales of accounts receivable up to $75 million, will expire in fiscal 1997. A second component of the Financing Facility, which also allows for sales of accounts receivable up to $75 million, will expire in fiscal 1995, but will be renewable annually with the consent of both parties.

6.  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective October 1, 1992. As a result of adopting SFAS No. 109, the net income for the three months ended December 31, 1992 was increased by the cumulative effect of the change, or $12.4 million ($.11 per share), and a valuation allowance of approximately $53 million was established for certain deferred tax assets related to foreign losses and stock option deductions. The effective tax rate for the three and six month periods ended March 31, 1993 was 36.8 percent.

The provision for income taxes for the three and six month periods ended March 31, 1994 arose principally from taxes currently payable in foreign jurisdictions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

        The following tables summarize operating statistics for the second quarter and first six months of 1994 and 1993. The first table shows the percentage relationship of revenue and expense items to total revenues. The second table shows the percentage change in 1994 and 1993 from the comparable prior year periods.

        Operating results of business units sold since March 1993 are included through their respective disposition dates as follows: MPACT EDI Systems, Inc.--June 30, 1993; Applied Communications, Inc. (ACI) and Applied Communications, Inc., Limited (ACI, Ltd.)--December 31, 1993; and Array Technology Corporation--March 15, 1994.

        The Company's fiscal year ends on September 30. References to 1994, 1993, and 1992 in this section represent the Company's fiscal years.

 PERCENT OF TOTAL REVENUES


                                                      THREE MONTHS                         SIX MONTHS
                                                    ENDED MARCH 31,                      ENDED MARCH 31,
                                                  -------------------                ---------------------
                                                  1994           1993                1994             1993
                                                  -------------------                ---------------------
 Product revenues                                 81.6           82.1                81.4             81.3

 Service and other revenues                       18.4           17.9                18.6             18.7
                                                 -----          -----               -----            -----
 TOTAL REVENUES                                  100.0          100.0               100.0            100.0
                                                 -----          -----               -----            -----
 Cost of product revenues                         33.8           29.6                33.4             28.5

 Cost of service and other revenues               11.2           12.1                12.4             12.2
                                                 -----          -----               -----            -----
 Total cost of revenues                           45.0           41.7                45.8             40.7

 Research and development                         13.3           15.4                13.6             15.3

 Marketing, general and
    administrative                                35.9           39.7                37.3             41.6
                                                 -----          -----               -----            -----
 OPERATING INCOME                                  5.8            3.2                 3.3             2.4
                                                 -----          -----               -----            -----
 Gain on sale of subsidiaries                      N/A            N/A                 2.4             N/A

 Net interest income                               0.0            0.2                 0.1             0.2
                                                 -----          -----               -----            -----
 INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR INCOME TAXES                    5.8            3.4                 5.8             2.6

 Provision for income taxes                        0.5            1.3                 0.5             0.9
                                                 -----          -----               -----           -----
 INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                           5.3            2.1                 5.3             1.7

 Cumulative effect as of
    October 1, 1992 of change in
    accounting for income taxes                    N/A            N/A                 N/A             1.2
                                                 -----          -----               -----           -----
 NET INCOME                                        5.3            2.1                 5.3             2.9
                                                 =====          =====               =====           =====


N/A - Not applicable

 PERCENT INCREASE (DECREASE)


                                                         THREE MONTHS                          SIX MONTHS
                                                        ENDED MARCH 31,                      ENDED MARCH 31,
                                                     ---------------------                ---------------------
                                                     1994             1993                1994             1993
                                                     ----             ----                ----             ----
 Product revenues                                    (7)               3                  (4)               4

 Service and other revenues                          (4)               1                  (5)               6
                                                     ---              ---                 ---              ---
 TOTAL REVENUES                                      (6)               3                  (4)               5
                                                     ---              ---                 ---              ---

 Cost of product revenues                             7                8                   12               7

 Cost of service and other revenues                  (13)              4                  (3)               1
                                                     ---              ---                 ---              ---
 Total cost of revenues                               1                7                   8                5


 Research and development                            (19)              5                  (15)              3

 Marketing, general and
    administrative                                   (15)             (3)                 (14)             (2)
                                                     ---              ---                 ---              ---
 OPERATING INCOME                                     68               39                  33              N/M
                                                     ---              ---                 ---              ---

 Gain on sale of subsidiaries                        N/A              N/A                 N/M              N/A

 Net interest income                                 (59)              5                  (50)             (22)
                                                     ---              ---                 ---              ---
 INCOME BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING FOR INCOME TAXES                       61               36                 117              N/M

 Provision for income taxes                          (61)              58                 (46)             N/M
                                                     ---              ---                 ---              ---
 INCOME BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                             132               26                 212              N/M

 Cumulative effect as of
    October 1, 1992 of change in
    accounting for income taxes                      N/A              N/A                 N/M              N/M
                                                     ---              ---                 ---              ---
 NET INCOME                                          132               26                  77              N/M
                                                     ===              ===                 ===              ===


 EARNINGS PER SHARE                                  130               25                  73              N/M
                                                     ===              ===                 ===              ===

N/A - Not applicable
N/M - Not meaningful


OPERATING RESULTS

REVENUES

        Total revenues decreased 6 percent and 4 percent, respectively, during the second quarter and first six months of 1994 compared to the 1993 periods, the effect of business units sold contributing more than one-half of these decreases. Excluding the effect of business units sold, product revenues declined 2 percent and 1 percent and service and other revenues declined 2 percent and 4 percent during the 1994 periods. The declines in product revenues resulted primarily from transitioning to the Company's lower-priced Himalaya server products, largely offset by additional unit shipments and by increased revenues from its Integrity family of UNIX server products and Ungermann-Bass networking products. The decreases in service and other revenues compared to the 1993 periods resulted primarily from reductions in hardware service revenues due to the continuing improvement in hardware reliability which reduces the pricing for such services.


        In 1993, total revenues increased 3 percent and 5 percent, respectively, during the second quarter and first six months compared to the 1992 periods, as a result of increased product sales, increases in the number of customers contracting for the Company's professional services and increases in sales of the Company's peripheral products in the second quarter of 1993. These increases were partly offset by declines in hardware service revenues primarily reflecting sales of newer, more reliable products which afford customers less expensive hardware maintenance.

        Historically, revenues in the second half of the Company's fiscal year exceed those in the first half and Management believes that this pattern will continue in fiscal 1994.

        Geographic--The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenue contributed by geographic location for the indicated periods.



                                  THREE MONTHS ENDED MARCH 31,                    SIX MONTHS ENDED MARCH 31,
 (Dollars in millions)             1994                1993                        1994                1993
                                $         %         $         %                 $         %         $          %
                              ----------------------------------              ----------------------------------
 United States                264.2      55       277.5       54              515.3      54       523.4       53

 Europe

   United Kingdom              29.6       6        40.6        8               64.0       7        71.7        7

   Germany                     19.4       4        23.7        5               41.8       4        49.2        5

   Other Europe                58.8      12        75.5       14              123.6      13       163.0       16
                              ----------------------------------              ----------------------------------
         Total Europe         107.8      22       139.8       27              229.4      24       283.9       28


 Japan                         68.2      14        58.7       11              126.1      13       111.6       11

 Asia/Pacific                  21.5       4        19.3        4               48.1       5        41.3        4

 Americas Division
   (excluding the U.S.)        22.4       5        22.3        4               40.8       4        41.3        4
                              ----------------------------------              ----------------------------------
 Total revenues               484.1     100       517.6      100              959.7     100     1,001.5      100
                              ==================================              ==================================





        Revenues in the United States declined 5 percent and 2 percent, respectively, during the second quarter and first six months of 1994 compared to the 1993 periods, reflecting primarily the effect of business units sold. Revenues in Europe declined 23 percent and 19 percent in these periods due in part to the effect in the United Kingdom of business units sold and to a generally stronger U.S. dollar particularly during the first quarter of 1994. In addition, management believes the overall weak economic environment in Europe has hindered customers' investments in capital equipment. In Japan, revenues increased 16 percent in the second quarter and 13 percent in the first six months of 1994 compared to the 1993 periods due in large part to exchange rate changes and to increased product shipments in the 1994 second quarter. Excluding the effect of business units sold, Asia/Pacific revenues increased in the second quarter and first six months of 1994 by 17 percent and 18 percent, respectively, due primarily to increased product shipments.

        Product Lines--The table below summarizes total revenue by product lines (which includes both product revenues and service and other revenues) and the percentage of total revenue each product line contributed for the indicated periods.


                                THREE MONTHS ENDED MARCH 31,                      SIX MONTHS ENDED MARCH 31,
 (Dollars in millions)            1994                1993                        1994               1993
                                $        %         $         %                 $        %         $           %
                              -------------      --------------              -------------     ----------------
 Computer systems             387.3      80      426.9       82              770.5      80       818.1       82
 Networking                    96.8      20       90.7       18              189.2      20       183.4       18
                              -------------      --------------              -------------      ---------------

 Total revenues               484.1     100      517.6      100              959.7     100     1,001.5       100
                              =============      ==============              =============     =================

        Computer systems revenues declined 5 percent and 3 percent (excluding the effect of business units sold) in the second quarter and first six months of 1994, respectively, compared to the 1993 periods primarily resulting from the transition to the lower-priced Himalaya server products and a corresponding decline in per unit revenues, partially offset by increased unit shipments and increased sales of the Integrity family of UNIX server products.

        Networking products achieved record revenues in the second quarter of 1994 as a result of strong demand for the Access/One and departmental Access/Stax products. On March 31, 1994, NetWorth, Inc. acquired approximately
1.6 million shares of its common stock held by the Company thereby reducing the Company's ownership from approximately 51 percent to approximately 31.5 percent. As a result, the Company's investment in NetWorth will now be accounted for under the equity method of accounting and not as a consolidated subsidiary. NetWorth's revenues to customers not affiliated with the Company represented approximately 6 percent of networking revenues for both the second quarter and first six months of 1994 and approximately 5 percent for the comparable 1993 periods.

COST OF REVENUES

        During both the second quarter and first six months of 1994, product margins decreased to 59 percent from 64 percent and 65 percent for the respective 1993 periods due principally to the introduction of Himalaya server products during the first quarter of 1994 (which have lower prices and margins than previous generations of Tandem systems) and to increased networking revenues at lower margins. Margins on service and other revenues increased to 39 percent in the second quarter of 1994 from 32 percent in the 1993 quarter and decreased to 34 percent from 35 percent for the six month periods.
The second quarter margin im.provement is due primarily to lower service costs and overhead associated with cumulative restructuring actions and to reduced costs incurred on systems integration projects. Higher than anticipated costs on certain systems integration projects in the first quarter of 1994 was the major factor causing margin deterioration in the first six months of 1994.

        In both the second quarter and first six months of 1993 product margin percentages declined compared with the year earlier periods primarily as a result of realizing lower prices due to geographic and channel mix, decreased margins on networking products and increased volumes by some of the Company's operations which traditionally sell lower margin products.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses decreased $15 million and $23 million from the 1993 second quarter and first six months periods in part due to the effect of business units sold but primarily as the result of restructuring actions taken since 1993 and higher levels of software capitalization. Additionally, second quarter 1993 research and development expenses included development material and tooling expenses associated with products that have since been introduced. Tandem believes that the levels of spending will rise slightly for the remainder of 1994, but not as a percentage of revenues.

        Compared with the 1992 periods, research and development expenses increased in both the second quarter and first six months of 1993 due primarily to hiring development engineers to support the Company's development plans at the time and to the new product development materials and tooling expenses referred to above.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

        Marketing, general and administrative expenses were down sharply in the second quarter ($32 million) and first six months ($58 million) of 1994 from the 1993 periods, primarily as the result of restructuring actions initiated in the third quarter of 1993. Of these decreases, approximately one-third for the second quarter and approximately one-quarter for the first six months of 1994 pertain to business units sold. Marketing, general and administrative expenses were slightly lower in the 1993 periods than the year earlier periods due to earlier restructuring and cost containment actions.

        Aggressive cost containment and restructuring actions have progressively reduced the on-going level of fixed expenses. However, certain expenses such as commissions and incentive compensation for sales and marketing staff will vary as revenues fluctuate and the Company will reinstate a limited, competitive salary increase plan for U.S. employees beginning in the fourth quarter. As part of the Company's cost containment program, salaries for most U.S. employees were reduced and the salary increase program was suspended effective August 1993.

IMPACT OF CURRENCY AND INFLATION

        During the first six months of 1994, especially in the first quarter, the currencies in most foreign countries where Tandem has significant operations weakened against the U.S. dollar compared to the prior year periods, particularly in Europe. The negative impact from translating revenues and operating results for these countries was modestly offset by the favorable impact resulting from the U.S. dollar weakening against the Japanese yen. In the 1993 periods, the strength of the U.S. dollar against international currencies also had a slightly negative influence on international revenues and operating results.

NET INCOME AND EARNINGS PER SHARE

        In addition to the factors discussed above, net income in the first six months of 1994 was impacted by a $23 million first quarter pretax non-operating gain from the sales of ACI and ACI, Ltd. Net income for the first six months of 1993 included a $12 million positive adjustment representing the cumulative effect as of October 1, 1992 of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109).

        The effective tax rate for the three and six month periods ended March 31, 1994 was 8.8 percent and 9.1 percent, respectively, arising principally from taxes currently payable in foreign jurisdictions. Tandem expects to continue to report income for the remainder of 1994 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income. The effective tax rate under SFAS No. 109 for both the three and six month periods ended March 31, 1993 was 36.8 percent.

        Weighted average shares outstanding increased only slightly from the second quarter of 1993, and decreased from the first six months of 1993, primarily due to the termination of Tandem's Employee Stock Ownership Plan
(ESOP). For the second quarter, the effect of this decrease was more than offset, and for the first six months the effect of this decrease was partially offset, by increases from sales of stock to employees under other stock plans.

FINANCIAL CONDITION

        During the second quarter of 1994, cash and cash equivalents decreased by $9 million. The Company generated $35 million positive cash flow from operations during the quarter. Investing activities in the second quarter included $68 million of investment in capital equipment, software and strategic investments in new technology. Cash used in investing activities was partially offset by $17 million (net of cash disposed) relating to the Company's March 31, 1994 sale of a portion of its common stock investment in NetWorth reducing its ownership from 51 percent to 31.5 percent. Financing activities, consisting of net debt repayments net of stock sales, provided $2 million.

        Accounts receivable days, excluding business units sold, increased from 80 days at September 30, 1993 to 81 days at March 31, 1994. Inventory days, excluding these business units, increased from 70 days at September 30, 1993 to 72 days at March 31, 1994.

        At March 31, 1994, total debt was $136 million compared with $155 million at September 30, 1993, of which $111 million and $114 million, respectively, represent nonrecourse borrowings against lease receivables. Total debt as a percentage of total capital decreased from 17 percent at September 30, 1993 to 15 percent at March 31, 1994.

        In December 1993, Tandem secured a three-year Financing Facility (Financing Facility) to replace the multiple option financing facility, which was canceled in the fourth quarter of 1993. Under the Financing Facility, the Company can sell up to $150 million of qualified domestic receivables on a limited recourse basis. One component of the Financing Facility, which allows for sales of accounts receivable up to $75 million, expires in 1995, but is renewable annually with the consent of both parties. A second component of the Financing Facility, which allows for sales of accounts receivable up to $75 million, expires in 1997. The total financing available under the Financing Facility is limited to a pool of qualified domestic receivables.

        In addition to the Financing Facility, other possible sources of working capital include other financing arrangements and sales of noncritical assets such as land and buildings. Management believes that the financing sources available at March 31, 1994 can adequately meet Tandem's financing needs.

        As of March 31, 1994, the Company had approximately 8,800 full-time equivalent employees. Headcount decreased approximately 700 during the quarter, primarily due to business units sold, and is down approximately 1,900 since the Company initiated its restructuring actions during the third quarter of 1993.

OUTLOOK AND RISKS

        Management expects the shift to lower-priced, lower-margin Himalaya servers will result in a continuing decline in product margins, although the decline may slow over the next few quarters. A key challenge in meeting the Company's 1994 operating plan includes shipping sufficiently increased unit volumes of new lower-priced products to achieve increased revenues, and concurrently controlling the cost structure of the Company. Management is encouraged by the increasingly favorable cost containment results during the fourth quarter of 1993 through the second quarter of 1994, but key challenges remain to meet the Company's revenue goals.










Tandem, Himalaya, Integrity, Ungermann-Bass, Access/One and Access/Stax are trademarks of the Company. UNIX is a trademark of UNIX Systems Laboratories, Inc.

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

                                      TANDEM COMPUTERS INCORPORATED
                                              (Registrant)


Date:  May 16, 1994                  By: /s/     DAVID J. RYNNE
                                                 David J. Rynne
                                            Senior Vice President and
                                             Chief Financial Officer



Date:  May 16, 1994                  By: /s/  ANTHONY H. LEWIS, JR.
                                              Anthony H. Lewis, Jr.
                                               Vice President and
                                              Corporate Controller