Form 10-Q
period 1994-06-30
TANDEM COMPUTERS INC /DE/
filed 1994-08-15
CIK 315180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                           Commission File No. 0-9134


                         TANDEM COMPUTERS INCORPORATED

                 Delaware                                           94-2266618
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

         Class:  Common Stock,             Outstanding at August 11, 1994
                $.025 par value                  115,220,582 shares

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

         The results of operations for the three-month and nine-month periods ended June 30, 1994, are not necessarily indicative of results to be expected in the future.





                        [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                  For the three months ended
                                                                 ----------------------------
                                                                  June 30,           June 30,
 (In thousands except per share amounts)                            1994               1993
                                                                  --------           --------

 REVENUES

 Product revenues                                                $ 434,176          $  376,943
 Service and other revenues                                        109,765              98,637
                                                                 ---------          ----------
 Total revenues                                                    543,941             475,580
                                                                 ---------          ----------
 COSTS AND EXPENSES
 Cost of product revenues                                          170,055             147,604
 Cost of service and other revenues                                 75,214              74,278
 Research and development                                           66,849              82,358
 Marketing, general, and administrative                            181,141             215,529
 Restructuring charges                                                   -             451,000
                                                                 ---------          ----------
 Total costs and expenses                                          493,259             970,769
                                                                 ---------          ----------
 OPERATING INCOME (LOSS)                                            50,682            (495,189)
 Net interest income                                                   328                 659
                                                                 ---------          ----------
 INCOME (LOSS) BEFORE INCOME TAXES                                  51,010            (494,530)
 Provision for income taxes                                          2,500              55,000
                                                                 ---------          ----------
 NET INCOME (LOSS)                                               $  48,510          $ (549,530)
                                                                 =========          ==========
 EARNINGS (LOSS) PER SHARE                                       $     .43          $    (4.88)
                                                                 =========          ==========
 Weighted average shares outstanding                               113,508             112,611
                                                                 =========          ==========

 See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                   For the nine months ended
                                                                  ---------------------------
                                                                  June 30,           June 30,
 (In thousands except per share amounts)                            1994               1993
                                                                  --------           --------
 REVENUES
 Product revenues                                              $ 1,215,273         $ 1,191,186
 Service and other revenues                                        288,349             285,919
                                                               -----------         -----------
 Total revenues                                                  1,503,622           1,477,105
                                                               -----------         -----------
 COSTS AND EXPENSES
 Cost of product revenues                                          490,475             433,021
 Cost of service and other revenues                                193,956             196,520
 Research and development                                          196,914             235,233
 Marketing, general, and administrative                            539,658             632,526
 Restructuring charges                                                   -             451,000
                                                                -----------        -----------
 Total costs and expenses                                        1,421,003           1,948,300
                                                                -----------       ------------
 OPERATING INCOME (LOSS)                                            82,619            (471,195)
 Gain on sale of subsidiaries                                       23,000                   -
 Net interest income                                                 1,178               2,368
                                                                ----------         -----------
 INCOME (LOSS) BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR INCOME TAXES                                  106,797            (468,827)
 Provision for income taxes                                          7,600              64,459
                                                                ----------        ------------
 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                99,197            (533,286)
 Cumulative effect as of October 1, 1992
   of change in accounting for income taxes                              -              12,371
                                                               -----------        ------------
 NET INCOME (LOSS)                                             $    99,197        $   (520,915)
                                                              ============        ===========
 EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                 $      .88         $     (4.76)
 Per share cumulative effect of
   accounting change                                                    -                 .11
                                                               ----------         ------------
 EARNINGS (LOSS) PER SHARE                                     $      .88         $     (4.65)
                                                               ==========         ============
 Weighted average shares outstanding                              112,942             112,058
                                                               ==========         ============

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                       June 30,        September 30,
                                                                         1994              1993
(In thousands except per share amount)                               (Unaudited)
                                                                     -----------       ------------

                                               ASSETS

 CURRENT ASSETS
 Cash and equivalents                                                 $  104,764           $  106,179
 Short-term investments                                                        -               18,588
 Accounts receivable, net                                                456,801              458,122
 Current portion of lease receivables                                     58,104               60,376
 Inventories                                                             177,733              163,706
 Prepaid and deferred income taxes                                        20,803                9,493
 Prepaid expenses and other                                               52,146               34,966
                                                                      ----------           ----------
 Total current assets                                                    870,351              851,430
                                                                      ----------           ----------
 PROPERTY, PLANT, AND EQUIPMENT, at cost                               1,162,570            1,149,611
 Accumulated depreciation and amortization                              (627,492)            (583,043)
                                                                      ----------           ----------
 Net property, plant, and equipment                                      535,078              566,568
                                                                      ----------           ----------
 COST IN EXCESS OF NET ASSETS ACQUIRED, NET                                7,091               25,168
                                                                      ----------           ----------
 LEASE RECEIVABLES                                                        73,676               79,832
                                                                      ----------           ----------
 OTHER ASSETS                                                            188,202              162,211
                                                                      ----------           ----------
 TOTAL ASSETS                                                         $1,674,398           $1,685,209
                                                                      ==========           ==========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT

 CURRENT LIABILITIES
 Short-term borrowings                                                $        -           $   15,080
 Accounts payable                                                        130,289              145,378
 Accrued liabilities                                                     546,898              648,380
 Current maturities of long-term obligations                              55,839               53,384
                                                                      ----------           ----------
 Total current liabilities                                               733,026              862,222
                                                                      ----------           ----------
 LONG-TERM OBLIGATIONS                                                    83,402               86,162
                                                                      ----------           ----------
 STOCKHOLDERS' INVESTMENT

 Common stock $.025 par value, authorized
   400,000 shares, outstanding 115,548 shares at
   June 30 and 113,666 shares at September 30                              2,888                2,842
 Additional paid-in capital                                              639,014              620,297
 Retained earnings                                                       261,457              162,260
 Accumulated translation adjustments                                       6,583                3,207
 Treasury stock, at cost                                                  (9,062)              (8,871)
 Deferred ESOP compensation                                              (42,910)             (42,910)
                                                                      ----------           ----------
 Total stockholders' investment                                          857,970              736,825
                                                                      ----------           ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                       $1,674,398           $1,685,209
                                                                      ==========           ==========

 See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    For the nine months ended
                                                                 ---------------------------------
                                                                   June 30,              June 30,
 (In thousands)                                                      1994                  1993
                                                                 ------------         ------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                 $   99,197             $(520,915)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                   123,514                134,971
     Gain on sale of subsidiaries                                    (23,000)                     -
     Cumulative effect of accounting change                                -                (12,371)
     Restructuring charges                                                 -                451,000
     Deferred income taxes                                           (10,768)                36,415
     ESOP compensation                                                     -                  4,268
     Gain on dispositions of property, plant, and
        equipment                                                       (804)                  (144)
     Changes in :
       Accounts receivable                                           (16,858)                62,460
       Inventories                                                   (21,677)               (30,232)
       Lease receivables                                               9,933                 11,722
       Non-debt current liabilities and other                       (117,978)                (7,525)
                                                                   --------                --------
 Net cash provided by
   operating activities                                               41,559                129,649
                                                                    --------               --------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property, plant, and equipment                        (90,894)              (117,836)
 Proceeds from dispositions of property, plant,
    and equipment                                                     23,509                 10,242
 Sale of subsidiaries, net of cash disposed                           70,519                      -
 Increase in other assets                                            (51,155)               (36,627)
                                                                    -------               ---------
 Net cash used in
   investing activities                                              (48,021)              (144,221)
                                                                    -------               ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings                                                           51,698                 42,479
 Repayments                                                          (67,956)               (68,978)
 Acquisitions of treasury stock                                            -                (11,488)
 Proceeds from sale of stock by a subsidiary, net
   of  Company's participation                                             -                 13,690
 Issuance of Common Stock to ESOP and under
   other stock plans, including tax benefits                          18,763                 24,984
                                                                    --------               --------
Net cash provided by
   financing activities                                                2,505                    687
                                                                    --------               --------
 Effect of exchange rate fluctuations on cash
   and equivalents                                                     2,542                 (4,248)
                                                                    --------                -------
 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (1,415)               (18,133)
 Cash and equivalents at beginning of period                         106,179                148,984
                                                                    --------             ----------
 CASH AND EQUIVALENTS AT END OF PERIOD                              $104,764             $  130,851
                                                                    ========             ==========

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

                                                              June 30,          September 30,
 (In thousands)                                                 1994                1993
                                                             ----------         -------------

 Purchased parts and subassemblies                            $  73,752             $  60,302
 Work in process                                                 29,039                27,076
 Finished goods                                                  74,942                76,328
                                                              ---------             ---------
 Total                                                        $ 177,733             $ 163,706
                                                              =========             =========

2. EARNINGS (LOSS) PER SHARE


Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options which have a dilutive effect when applying the treasury stock method. Loss per share is calculated using the weighted average number of common shares outstanding during the period.

As a result of terminating the Employee Stock Ownership Plan (ESOP), the approximately 2.4 million unallocated common shares held by the ESOP trust, which will be returned to Tandem's treasury, have been excluded from the 1994 weighted average common shares outstanding calculations.

3. CASH DIVIDENDS

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  FISCAL 1993 RESTRUCTURING

During the third quarter of 1993, the Company initiated a restructuring program designed to streamline operations and lower its worldwide cost structure in anticipation of shipping the new Himalaya product line. These restructuring actions resulted in a charge of $451 million that included a reduction of headcount, consolidation of facilities, disposal of assets no longer required, and the write-off of cost in excess of net assets acquired (goodwill) as discussed below.

As of June 30, 1993, the Company's UB Networks subsidiary (formerly Ungermann-Bass) had significantly missed its beginning of the quarter revenue and operating plan, and reported its second consecutive quarter of substantial and increased losses from operations. The results reflected a continuing and accelerating two-year decline in financial performance. Due to the disappointing financial results, the lack of certain products in high-growth sectors of the market, and unsuccessful efforts by the subsidiary's management to to attract public or private investment partners, management alternatively initiated a plan to restructure the operations which included reducing headcount, consolidating facilities, and redirecting certain development programs. Additionally, based upon the then current financial projections, which were significantly lower than at acquisition, it was concluded the acquisition goodwill could no longer be assured of recovery and the balance of $151 million was written off and included in the 1993 restructuring charges.

The goodwill write-off was calculated by comparing the balance with future cash flow projections at the subsidiary. The cash flow projections anticipated the cost and probable future savings from restructuring actions as well as the benefits from products and technologies that were in the latter stages of development. The projections indicated that cash flows from operations were expected to be negative for the next several years and cumulatively negative for the remaing life of the goodwill.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  BUSINESS COMBINATIONS

The consolidated results of operations for the first nine months of 1993 include the accounts of MPACT EDI Systems, Inc., a wholly- owned subsidiary of Tandem, which was sold to Immedia Infomatic Corporation on June 30, 1993.

The consolidated results of operations for the quarter ended December
31, 1993 and the nine months ended June 30, 1993 include the operating results of two wholly-owned subsidiaries, Applied Communications, Inc. (ACI) and Applied Communications, Inc., Limited (ACI. Ltd.), both of which were sold effective December 31, 1993 for approximately $53.6 million net cash. The sales of these subsidiaries resulted in a gain for financial accounting purposes of $23 million.

In December 1992, NetWorth, Inc. (NetWorth), an approximately 51 percent owned subsidiary at the time, completed an initial public offering of its common stock in which NetWorth received net proceeds of $26.9 million. The Company concurrently purchased shares in the offering in approximate proportion to its then ownership. On March 31, 1994, NetWorth acquired approximately 30 percent of the shares then held by the Company for a cash purchase price of $20 million, financed by debt, thereby reducing the Company's ownership to approximately 31.5 percent. After expenses of the transaction and adjusting its investment to reflect its approximate $5.6 million equity in NetWorth's remaining net assets, the Company realized no gain or loss for financial reporting purposes. As of March 31, 1994, the investment in NetWorth is accounted for under the equity method of accounting and the investment is included in other assets.

On March 15, 1994, the Company sold its interest in the storage subsystems business of Array Technology Corporation (acquired in 1990), together with certain assets, to EMC Corporation for approximately $10 million cash. As a part of its 1993 restructuring plan and related provision, the Company concluded to sell or otherwise dispose of this business unit. Accordingly, the transaction was recorded as part of restructuring activity and no gain or loss was realized for financial reporting purposes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  FINANCING ARRANGEMENTS

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

7.  INCOME TAXES

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

In the third quarter of 1993, an additional valuation allowance of $55.0 million was provided against deferred tax assets established in prior periods which the Company determined no longer met the realizability criteria under SFAS No. 109. The provision for income taxes for the nine month period ended June 30, 1993 also includes $9.5 million for currently payable foreign income taxes which were established in the first two quarters. The 1993 tax provisions do not include tax benefits related to the restructuring charges and a significant portion of the operating losses recorded in the third quarter of 1993.

The provision for income taxes for the three and nine month periods ended June 30, 1994 arose principally from taxes currently payable in foreign jurisdictions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

        The following tables summarize operating statistics for the third quarter and first nine months of 1994 and 1993. The first table shows the percentage relationship of revenue and expense items to total revenues. The second table shows the percentage change in 1994 and 1993 from the comparable prior year periods.

        Operating results of business units sold since June 1993 are included in revenues, costs and expenses through their respective disposition dates as follows: MPACT EDI Systems, Inc.--June 30, 1993; Applied Communications, Inc.
(ACI) and Applied Communications, Inc., Limited (ACI, Ltd.)--December 31, 1993; Array Technology Corporation--March 15, 1994; and NetWorth, Inc.--March 31, 1994.

        The Company's fiscal year ends on September 30. References to 1994, 1993, and 1992 in this section represent the Company's fiscal years.

PERCENT OF TOTAL REVENUES

                                                      THREE MONTHS                        NINE MONTHS
                                                     ENDED JUNE 30,                      ENDED JUNE 30,
                                                ---------------------               ----------------------
                                                  1994           1993                1994             1993
                                                --------      --------            ---------        --------

 Product revenues                                  79.8           79.3                80.8            80.6
 Service and other revenues                        20.2           20.7                19.2            19.4
                                                 ------         ------              ------          ------
 TOTAL REVENUES                                   100.0          100.0               100.0           100.0
                                                 ------         ------              ------          ------
 Cost of product revenues                          31.3           31.1                32.6            29.3
 Cost of service and other revenues                13.8           15.6                12.9            13.3
                                                 ------         ------              ------          ------
 Total cost of revenues                            45.1           46.7                45.5            42.6
 Research and development                          12.3           17.3                13.1            15.9
 Marketing, general and
    administrative                                 33.3           45.3                35.9            42.9
 Restructuring charges                              N/A           94.8                 N/A            30.5
                                                 ------         ------              ------          ------
 OPERATING INCOME (LOSS)                            9.3         (104.1)                5.5           (31.9)
                                                 ------         ------              ------          ------
 Gain on sale of subsidiaries                       N/A           N/A                  1.5             N/A
 Net interest income                                 .1             .1                  .1              .2
                                                 ------         ------              ------          ------
 INCOME (LOSS) BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING FOR INCOME TAXES                  9.4         (104.0)                7.1           (31.7)
 Provision for income taxes                          .5           11.6                  .5             4.4
                                                 ------         ------              ------         ------
 INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                     8.9         (115.6)                6.6           (36.1)
 Cumulative effect as of
    October 1, 1992 of change in
    accounting for income taxes                     N/A           N/A                  N/A              .8
                                                 ------         ------              ------         ------
 NET INCOME (LOSS)                                  8.9         (115.6)                6.6           (35.3)
                                                 ======         ======              ======          ======


N/A - Not applicable

 PERCENT INCREASE (DECREASE)


                                                        THREE MONTHS                          NINE MONTHS
                                                       ENDED JUNE 30,                        ENDED JUNE 30,
                                                    ----------------------               ----------------------
                                                     1994             1993                1994            1993
                                                    ------          -------              ------          ------


 Product revenues                                     15               (8)                  2                0
 Service and other revenues                           11                4                   1                5
                                                    ----             ----                ----             ----
 TOTAL REVENUES                                       14               (6)                  2                1
                                                    ----             ----                ----             ----
 Cost of product revenues                             15                5                  13                6
 Cost of service and other revenues                    1               18                  (1)               7
                                                    ----             ----                ----             ----
 Total cost of revenues                               11                9                   9                6
 Research and development                            (19)              17                 (16)               8
 Marketing, general and
    administrative                                   (16)               4                 (15)               0
 Restructuring charges                                N/A             N/M                 N/M              360
                                                     ----            ----                ----             ----
 OPERATING INCOME (LOSS)                              N/M             N/M                 N/M              489
                                                     ----            ----                ----             ----
 Gain on sale of subsidiaries                         N/A             N/A                 N/M              N/A
 Net interest income                                 (50)             (21)                (50)             (22)
                                                     ----            ----                ----             ----
 INCOME (LOSS) BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING FOR INCOME TAXES                   N/M              N/M                 N/M              509
 Provision for income taxes                          N/M              N/M                 N/M              N/M
                                                    ----             ----                ----             ----
 INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                      N/M              N/M                 N/M              679
 Cumulative effect as of
    October 1, 1992 of change in
    accounting for income taxes                      N/A              N/A                 N/M              N/M
                                                    ----             ----                ----             ----
 NET INCOME (LOSS)                                   N/M              N/M                 N/M              661
                                                    ====             ====                ====             ====

 EARNINGS (LOSS) PER SHARE                           N/M              N/M                 N/M              638
                                                    ====             ====                ====             ====

N/A - Not applicable N/M - Not meaningful


OPERATING RESULTS

REVENUES

        Total revenues increased 14 percent and 2 percent, respectively, during the third quarter and first nine months of 1994 compared to the 1993 periods, despite the effect of business units sold contributing approximately 7 percent and 4 percent decreases. Excluding the effect of business units sold, product revenues increased 23 percent and 6 percent and service and other revenues increased 13 percent and 2 percent during the 1994 periods. The increases in product revenues resulted primarily from the effect of a comparatively large volume of unit shipments of the Company's lower-priced Himalaya server products exceeding the effect of lower unit pricing, particularly in the 1994 third quarter, and by increased revenues from networking products. The increases in service and other revenues compared to the 1993 periods resulted primarily from a comparatively large consulting project in the third quarter, partially offset by lower hardware service revenues during 1994 due to continuing improvement in hardware reliability which reduces the pricing for such services.

        In 1993, total revenues decreased 6 percent and increased 1 percent, respectively, during the third quarter and first nine months compared to the 1992 periods, which the Company believes is primarily attributable to customer hesitation to purchase products in the third quarter of 1993 while awaiting announcement of the Company's significantly lower-priced new Himalaya server products.

        Geographic--The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenue contributed by geographic location for the indicated periods.








                                  THREE MONTHS ENDED JUNE 30,                     NINE MONTHS ENDED JUNE 30,
 (Dollars in millions)              1994                1993                      1994                 1993
                                  $         %         $          %            $           %        $             %
                               ---------------     -----------------       -----------------     ------------------
 United States                  259.0      48       241.5       51           774.2       52        764.9        52
 Europe
   United Kingdom                66.7      12        32.0        7           130.7        9        103.8         7
   Germany                       22.8       4        31.0        6            64.6        4         80.2         5
   Other Europe                  72.8      14        66.8       14           196.5       13        229.7        16
                                -----     ---       -----      ---          ------      ---       ------       ---
         Total Europe           162.3      30       129.8       27           391.8       26        413.7        28

 Japan                           68.8      13        59.5       13           194.9       13        171.1        12
 Asia/Pacific                    29.9       5        21.6        4            78.1        5         62.9         4
 Americas Division
   (excluding the U.S.)          23.9       4        23.2        5            64.6        4         64.5         4
                                -----     ---       -----      ---         -------      ---     -------        ---

 Total revenues                 543.9     100       475.6      100         1,503.6      100      1,477.1       100
                                =====     ===       =====      ===         =======      ===      =======       ===


        Revenues in the United States increased 7 percent and 1 percent, respectively, during the third quarter and first nine months of 1994 compared to the 1993 periods, but increased 18 percent and 6 percent excluding the effect of business units sold. These increases reflect a particularly strong 1994 third quarter and a comparatively weak 1993 third quarter as discussed above. Excluding the effect of business units sold in the United Kingdom, revenues in Europe increased 29 percent and declined 2 percent in these periods. The increase in 1994 third quarter resulted from product revenues in the United Kingdom more than doubling compared with the 1993 quarter, due in large part to completing the first phase of a contract with a new customer, and to general weakness in most European economies in the 1993 period. These increases were partially offset, however, by continued sluggish sales performance in Germany and by a generally stronger

U.S. dollar against most European currencies. The 1994 nine-month decline resulted from what management believes to be an overall weak economic environment in Europe, which the Company believes has hindered customers' investments in capital equipment, particularly during the first six months of 1994, and to a generally stronger U.S. dollar. In Japan, revenues increased 16 percent in the third quarter and 14 percent in the first nine months of 1994 compared to the 1993 periods due in large part to exchange rate changes and to increased product shipments in the 1994 periods. Asia/Pacific revenues increased in the third quarter and first nine months of 1994 by 39 percent and 24 percent, respectively, due primarily to increased product shipments.

        Product Lines--The table below summarizes total revenue by product lines (which includes both product revenues and service and other revenues) and the percentage of total revenue each product line contributed for the indicated periods.

                                  THREE MONTHS ENDED JUNE 30,                    NINE MONTHS ENDED JUNE 30,
 (Dollars in millions)             1994               1993                       1994                  1993
                                 $          %       $           %           $           %        $              %
                               ---------------    ----------------        -----------------    --------------------
 Computer systems              451.7       83     390.6       82         1,222.3      81      1,208.7         82
 Networking                     92.2       17      85.0       18           281.3      19        268.4         18
                               -----      ---     -----      ---         -------     ---      -------        ---

 Total revenues                543.9      100     475.6       100        1,503.6     100      1,477.1        100
                               =====      ===     =====       ===        =======     ===      =======        ===

        Computer systems revenues increased 22 percent and 5 percent (excluding the effect of business units sold) in the third quarter and first nine months of 1994, respectively, compared to the 1993 periods primarily resulting from steadily increasing unit shipment volumes of the new lower-priced Himalaya server products, notwithstanding corresponding declines in per unit revenues.

        Networking products revenues increased in both the third quarter and first nine months of 1994 compared to the year earlier periods primarily as a result of strong demand for the Access/One and departmental Access/Stax products. On March 31, 1994, NetWorth, Inc. acquired approximately 1.6 million shares of its common stock held by the Company thereby reducing the Company's ownership from approximately 51 percent to approximately 31.5 percent. As a result, the Company's investment in NetWorth is now accounted for under the equity method of accounting and not as a consolidated subsidiary. Accordingly, NetWorth's revenues to customers not affiliated with the Company were not included in consolidation for the third quarter of 1994. Revenues prior to the 1994 third quarter represented approximately 4 percent of the above networking revenues for first nine months of 1994 and approximately 8 percent and 6 percent for the 1993 three-month and nine-month periods.

COST OF REVENUES

        During the third quarter of 1994, product margins were essentially flat with the prior year quarter at 61 percent and for the first nine months of 1994 decreased to 60 percent from 64 percent in the 1993 period. The decline in product margin percentage for the 1994 nine months compared to 1993 is due principally to the introduction of Himalaya server products during the first quarter of 1994 (which have lower prices and margins than previous generations of Tandem systems) and to increased networking revenues at lower margins. Third quarter 1994 product margins were slightly higher than in earlier 1994 periods due to geographical mix and to networking and the Company's family of UNIX server products comprising a lower percentage of total product revenues. Margins on service and other revenues increased to 31 percent in the third quarter of 1994 from 25 percent in the 1993 quarter and increased to 33 percent from 31 percent for the nine month periods. The third quarter margin improvement is due primarily to lower service costs and overhead associated with cumulative restructuring actions. Higher than anticipated costs on certain systems integration projects earlier in 1994 partially offset lower service costs and overhead in the 1994 nine month period compared to 1993.

        In both the third quarter and first nine months of 1993 product margin percentages declined compared with the year earlier periods primarily as a result of realizing lower prices due to geographic and channel mix, decreased margins on networking products and increased volumes by some of the Company's operations which traditionally sell lower margin products.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses decreased $16 million and $38 million from the 1993 third quarter and first nine months periods due primarily to restructuring actions taken since 1993 and higher levels of software capitalization. Approximately 20 percent of the decrease for each period is due to the effect of business units sold. Tandem believes that the levels of spending will rise slightly for the remainder of 1994, but not as a percentage of revenues.

        Compared with the 1992 periods, research and development expenses increased in both the third quarter and first nine months of 1993 due primarily to hiring development engineers to support the Company's development plans at the time and, in the third quarter, to receiving a lower level of external funding for joint development projects than in the prior year period.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

        Marketing, general and administrative expenses were down sharply in the third quarter ($34 million) and first nine months ($93 million) of 1994 from the 1993 periods, largely as the result of restructuring actions initiated in the third quarter of 1993. Of these decreases, approximately 40 percent for the third quarter and approximately 30 percent for the first nine months of 1994 pertain to business units sold. Marketing, general and administrative expenses increased in the 1993 third quarter compared with the 1992 quarter due primarily to higher advertising and certain employee costs, translating international spending into United States dollars and higher costs associated with the Company's currency hedging programs. Due to year-over-year decreases in the first half of 1993 as a result of earlier restructuring and cost containment actions, marketing, general and administrative expenses for the first nine months of 1993 were essentially flat with the prior year.

        Aggressive cost containment and restructuring actions have progressively reduced the on-going level of fixed expenses. However, certain expenses such as commissions and incentive compensation for sales and marketing staff will vary as revenues fluctuate and the Company has reinstated a limited, competitive salary increase plan for U.S. employees beginning in the fourth quarter. As part of the Company's cost containment program, salaries for most U.S. employees were reduced and the salary increase program was suspended effective August 1993.

IMPACT OF CURRENCY AND INFLATION

        During the first nine months of 1994, especially earlier in the year, the currencies in most foreign countries where Tandem has significant operations weakened against the U.S. dollar compared to the prior year periods, particularly in Europe. The negative impact from translating revenues and operating results for these countries was modestly offset by the favorable impact resulting from the U.S. dollar weakening against the Japanese yen. In the 1993 periods, the strength of the U.S. dollar against international currencies also had a slightly negative influence on international revenues and operating results.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

        In addition to the factors discussed above, net income in the first nine months of 1994 was impacted by a $23 million first quarter pretax non-operating gain from the sales of ACI and ACI, Ltd. The net loss for the first nine months of 1993 included a $12 million positive adjustment representing the cumulative effect as of October 1, 1992 of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) and for both the 1993 third quarter and first nine months included the previously reported $451 million restructuring charges.

        The effective tax rate for the three and nine month periods ended June 30, 1994 was 4.9 percent and 7.1 percent, respectively, arising principally from taxes currently payable in foreign jurisdictions. Tandem expects to continue to report income for the remainder of 1994 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income. The tax provision for the third quarter of 1993 was $55 million, representing an additional allowance against deferred tax assets established in prior periods which the Company determined no longer met the realizability criteria under SFAS No. 109. The tax provision for the first nine months of 1993 also included $9.5 million for currently payable foreign incom e taxes which were established in the first two quarters. The 1993 tax provisions do not include tax benefits related to the restructuring charges and a significant portion of the operating losses recorded in the third quarter of 1993.

        Weighted average shares outstanding increased from the 1993 periods due to sales of stock to employees under stock plans and to dilutive stock options but these increases were partially offset by a decrease relating to the termination of Tandem's Employee Stock Ownership Plan (ESOP).

FINANCIAL CONDITION

        During the third quarter of 1994, cash and cash equivalents decreased by $9 million. The Company generated $12 million positive cash flow from operations during the quarter. Investing activities in the third quarter included $49 million of investment in capital equipment and software. Cash used in investing activities was partially offset by $8 million representing returns of deposits on terminated facility leases. Financing activities, consisting of sales of stock and net borrowings, provided $6 million.

        Accounts receivable days, excluding business units sold, decreased from 80 days at September 30, 1993 to 77 days at June 30, 1994. Inventory days, excluding these business units, decreased from 70 days at September 30, 1993 to 66 days at June 30, 1994.

        At June 30, 1994, total debt was $139 million compared with $155 million at September 30, 1993, of which $116 million and $114 million, respectively, represent nonrecourse borrowings against lease receivables. Total debt as a percentage of total capital decreased from 17 percent at September 30, 1993 to 14 percent at June 30, 1994.

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

        In addition to the Financing Facility, other possible sources of working capital include other financing arrangements and sales of noncritical assets such as land and buildings. Management believes that the financing sources available at June 30, 1994 can adequately meet Tandem's financing needs.

        As of June 30, 1994, the Company had approximately 8,600 full-time equivalent employees. Headcount decreased approximately 200 during the quarter, due in part to business units sold, and is down approximately 2,100 since the Company initiated its restructuring actions during the third quarter of 1993.

OUTLOOK AND RISKS

        Management expects the shift to lower-priced, lower-margin Himalaya servers and a product mix shift to lower margin UNIX and networking products will result in a continuing decline in product margins, although the decline may slow over the next few quarters. A key challenge in meeting the Company's 1994 operating plan includes shipping sufficiently increased unit volumes of new lower-priced products to achieve increased revenues, and concurrently controlling the cost structure of the Company. Management is encouraged by the increasingly favorable cost containment results during the fourth quarter of 1993 through the third quarter of 1994, but key challanges remain to meet the Company's revenue goals.



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

                                           TANDEM COMPUTERS INCORPORATED
                                                    (Registrant)

                                        /s/  DAVID J. RYNNE
Date:  August 15, 1994           By:___________________________________
                                        David J. Rynne
                                        Senior Vice President and
                                        Chief Financial Officer


                                        /s/  ANTHONY H. LEWIS, JR.
Date:  August 15, 1994           By:__________________________________
                                        Anthony H. Lewis, Jr.
                                        Vice President and
                                        Corporate Controller