Form 10-K
period 1994-09-30
TANDEM COMPUTERS INC /DE/
filed 1994-12-21
CIK 315180

[LOGO]

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994
                                      OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-9134

                            ------------------------

                         TANDEM COMPUTERS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                     94-2266618
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          19333 VALLCO PARKWAY
          CUPERTINO, CALIFORNIA                            95014-2599
          (ADDRESS OF PRINCIPAL                            (ZIP CODE)
            EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (408) 285-6000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS:            NAME OF EACH EXCHANGE ON WHICH REGISTERED:
COMMON STOCK, $.025 PAR VALUE AND              NEW YORK STOCK EXCHANGE,
   RIGHTS TO PURCHASE SERIES A                 MIDWEST STOCK EXCHANGE,
  PARTICIPATING PREFERRED STOCK                 PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X      No
                                   ----        ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of November 30, 1994: $1,893,503,911.

     The number of shares of Common Stock outstanding as of November 30, 1994:
114,628,061.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement dated December 16, 1994, for the 1995 Annual Meeting of Stockholders are incorporated by reference in
     Part III.

                                     PART I

ITEM 1.  BUSINESS

     Tandem Computers Incorporated, a Delaware corporation founded in 1974, designs, develops, manufactures, markets, and supports a full range of entry-level to high-end systems that are utilized for online transaction processing (OLTP), decision support, and messaging applications. (The terms "Tandem" and the "Company" used throughout this document refer to Tandem Computers Incorporated or Tandem Computers Incorporated together with its consolidated subsidiaries, as required by the context.) Tandem has two primary product families, the NonStop(R) family of systems and servers and the Integrity family of fault-tolerant UNIX(R) System V, Release 4 (SVR4)-based systems. Tandem also provides networking products through its Ungermann-Bass Networks, Inc. (UB Networks), subsidiary.

     During 1994, Tandem continued to enhance its most recent line of NonStop parallel servers, the Himalaya server range, which offers customers all of the fundamental advantages of Tandem systems -- namely fault tolerance, data integrity, linear expandability, and full application compatibility with previous generations of NonStop systems -- while providing customers with greatly improved price/performance. The Himalaya range incorporates industry-standard reduced instruction set computing (RISC) microprocessors. Volume shipments of Tandem's high-end Himalaya K10000 server began in December 1993.

     During 1994, Tandem also extended its Integrity family of binary compatible UNIX SVR4-based systems with new models employing faster processors. Specifically, the Integrity 1455 and 1475 models were introduced using the MIPS(R) R4400(TM) 100-MHz and 150-MHz microprocessors, respectively.

     Tandem's target customers are primarily Fortune 1000 companies and other large, diversified concerns that require online applications for critical business functions. Tandem's customers use Tandem systems to gain better control over resources, offer improved goods and services, receive better and more timely management information, and reduce costs. The Company's products are used worldwide in a number of governmental agencies and in over 25 industries, including business services, communications, banking, financial services, manufacturing, wholesale and retail distribution, and transportation.

- ---------------
     All references to years throughout Parts I, II, and IV represent the Company's fiscal years ended September 30, unless otherwise indicated.

     Tandem, CLX, CLX/R, Cyclone, Cyclone/R, Expand, Guardian, Himalaya, Integrity, NonStop, NonStop-UX, PARALLEL CICS, TMF, TTSI-NET, and the Tandem logo are trademarks of Tandem Computers Incorporated.

     NetWorth is a trademark of NetWorth, Inc.

     Access/One and UB Networks are trademarks of Ungermann-Bass Networks, Inc.

     MIPS, R3000, and R4000 are registered trademarks and R4400 is a trademark of MIPS Technologies, Inc., a subsidiary of Silicon Graphics, Inc.

     Indigo is a registered trademark and Indy is a trademark of Silicon Graphics, Inc.

     TUXEDO is a registered trademark of Novell, Inc., in the United States and other countries. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Limited.

     All other brand and product names are trademarks or registered trademarks of their respective companies.

     UB Networks provides open, intelligent network solutions, including hardware, software, and network integration services. UB Networks develops, manufactures, markets, integrates, and supports local area network (LAN) systems that meet the business needs of sophisticated commercial, industrial, governmental, and educational customers.

NONSTOP SYSTEMS AND SERVERS

     Tandem's NonStop systems and servers support demanding online transaction processing requirements, business-critical applications, and decision support systems.

     NonStop systems and servers deliver reliability through hardware and software fault tolerance and data integrity. NonStop systems and servers have a parallel architecture, which delivers various levels of system performance. Using processors in parallel allows multiple units of work to be reliably and simultaneously completed. All NonStop systems and servers allow substantially linear expansion of processing power within a single system by the addition of processors, enabling the user to expand the system's transaction processing capacity without sacrificing the initial investment in hardware and software.

     The Himalaya range of parallel servers delivers outstanding price/performance for business applications. These applications require reliability, high performance, openness, and scalability, which is delivered by the combination of the Himalaya hardware and NonStop Kernel software. The Himalaya servers connect to a wide range of client platforms and operating systems, including Microsoft Windows, MS-DOS, OS/2, SCO UNIX, SunOS, HP UX, Microsoft Windows NT, and Apple System 7. NonStop Himalaya servers also support a wide range of open database gateways and a variety of open networking standards, including TCP/IP, NETBIOS, AppleTalk, SNA, and OSI. NonStop Himalaya servers also support portability requirements through their UNIX personality, which began delivery in 1994 with software developer toolkits.

Hardware

     The Himalaya range comprises three systems. The K100, Tandem's entry-level parallel server, based on NonStop CLX/R hardware, is expandable and is available with processors based on complex instruction set computing (CISC) or RISC microprocessor technology. The K1000 scalable parallel server is a midrange server providing a wider range of scalability and connectivity. The K10000 massively parallel commercial server is the most powerful product ever built by Tandem and uses the MIPS R4400 microprocessor. The K10000 is scalable from 2 to over 4,000 processors, and enables Tandem customers to run their largest business applications at peak performance.

     Tandem continues to offer NonStop CLX 800, CLX/R, Cyclone, and Cyclone/R systems.

Software

     In 1994, Tandem continued the rollout of its NonStop Kernel software, a new version of its modular operating system for NonStop servers that consists of the core operating system (the kernel) plus extensions of software layers that add functionality and operating environments or "personalities." Tandem offers a Guardian personality with NonStop Kernel software that is completely compatible with previous versions of the Guardian operating system running on NonStop systems. NonStop Kernel software also features a UNIX personality, allowing customers to use applications written using open application program interfaces
(APIs) on NonStop servers.

     NonStop Kernel software delivers the functionality required for OLTP and messaging applications, including multiprogramming, parallel processing, network-oriented software, reliability, and openness. NonStop Kernel software provides a means of recognizing and responding to hardware or software failure, scheduling application programs according to assigned priorities, allocating system resources among different programs, communicating with peripheral devices, handling communications between programs, and allowing expansion or contraction of a system without reprogramming application software.

     Tandem's NonStop Kernel software is designed to keep applications running through any single failure. If a processor fails, work is automatically redirected to other processors in the system. Inherent in a NonStop system or server is the capability to maintain duplicate data automatically on two separate disk drives. If a failure occurs in one of the disk drives, access to the database can continue without interruption of the application. When the failed disk drive is repaired, the NonStop Kernel updates and restores the data of the repaired disk drive without disrupting the ongoing functions of the application.

     To provide fault-tolerant capabilities, a software process can have a backup process running on the NonStop server. If the primary process stops because of a hardware or software failure, the backup process is able to take over and continue operation. In addition, whenever a hardware or software failure is indicated, NonStop processors are immediately taken out of service, providing the highest degree of data integrity possible during system operation. They are returned to service after repair, prepared to resume operation and accept processing tasks.

     In 1994, Tandem announced several new releases. The new NonStop SQL product is named NonStop SQL/MP; the new Pathway transaction monitor is named NonStop Transaction Services/MP (NonStop TS/MP); and the Transaction Monitoring Facility
(TMF) is now NonStop Transaction Manager/MP (NonStop TM/MP). These new products are planned for delivery with the next version of the NonStop Kernel (Version 2) operating system scheduled for fiscal 1995 shipment.

     Tandem's NonStop SQL/MP software is an improved version of NonStop SQL, a high-performance distributed relational database management system incorporating the industry-standard structured query language (SQL). Fully integrated into the NonStop Kernel operating system, NonStop SQL software was the first relational model to provide not only the performance needed for high-volume OLTP, but also transparent data distribution. Data anywhere in a network of NonStop servers can be read, written, or updated with full transaction protection so that the database consistently reflects the current state of a business. The current version of NonStop SQL/MP software provides simultaneous parallel query, batch, and online transaction processing and allows the user to reorganize portions of the database while the production database remains online. The advanced database features delivered in NonStop SQL/MP have exploited the parallel architecture for complex tasks such as decision support queries. These features have enabled Tandem to offer decision support systems that provide very rapid query turnaround time.

     An integral part of NonStop Kernel software is Tandem's NonStop TM/MP software, designed to maintain the consistency of a central or a distributed database. Applications running on NonStop systems that use NonStop TM/MP software can automatically recover from all single-component failures, most multiple-component failures, and all system failures. When the system comes back online, any partially complete transactions are backed out on all nodes of a distributed network, ensuring that the database accurately reflects the current state of the business at the time of the failure.

     Tandem's Remote Duplicate Database Facility (RDF) software maintains a duplicate copy of a database at a designated backup or remote site using standard communications lines, enabling users to implement a disaster recovery plan that can bring applications back online within minutes should an entire computer facility become damaged or inaccessible.

     To provide a more open environment and to facilitate software development for Tandem systems and servers, the Company offers a variety of software tools for the development of online application programs. Tandem has formed relationships with selected vendors to make their tools available on NonStop systems. Examples of these product offerings are Texas Instruments, Incorporated's IEF (Information Engineering Facility) products and MicroFocus's Cobol Workbench software.

     Tandem is continuing its work with Novell, Inc., to provide the TUXEDO(R) Enterprise Transaction System with NonStop Kernel software. The resulting product, to be called NonStop TUXEDO, will be an open transaction monitor for business-critical client/server solutions delivering reliability and scalability. With NonStop TUXEDO, open systems software vendors that deploy their transaction processing applications on Tandem servers will enhance their offerings through the use of Tandem fundamentals.

     NonStop Kernel software also provides capabilities for client/server applications. The Remote Server Call (RSC) product provides access to NonStop servers from UNIX, DOS, OS/2, and Windows client platforms. The ODBC product provides access to NonStop SQL databases from many Microsoft Windows applications. In addition, applications can be developed for the NonStop server from a wide range of popular Windows based tools, such as PowerBuilder and Visual Basic.

INTEGRITY SYSTEMS

     The Integrity systems family is designed to extend Tandem strengths, including data integrity and fault tolerance, to the market for UNIX SVR4-based systems and to complement the Company's NonStop systems and servers.

     The hardware of the Integrity FT systems family is such that no single failure will cause the system to stop operating. The architecture is based on a main processing complex consisting of three loosely synchronized CPU modules operating as one triple modular redundant processor. If the output from one CPU module is different from the other two, voting logic and the NonStop-UX operating system software are able to detect and isolate the faulty CPU module, allowing processing to continue using the other two CPU modules. The NonStop-UX operating system software automatically tests the faulty CPU module, reintegrating it into the system if the failure was caused by a nonreproducible error or reintegrating a replacement CPU after the faulty CPU has been replaced. Data integrity and application processing are maintained throughout.

     In addition to offering hardware fault tolerance, data integrity, mirrored disks, and protection against power failure, Integrity FT systems extend fault tolerance to an industry-standard, VMEbus-compatible I/O subsystem. Integrity FT systems are available for either commercial or telecommunications central office environments and can be serviced online by users, lowering cost of ownership.

     During 1994, Tandem extended the Integrity FT systems family with the introduction of the high-end CM-1475 and CO-1475 models, which feature increased system performance at the same price as the earlier 1450 models. Also during 1994 two new, lower-priced entry-level models were introduced: the 300LC, which provides a low-cost entry point to full fault tolerance based on the R3000(R)MIPS microprocessor; and the CM-1400E, which provides an entry-level R4000(R)based machine which can later be upgraded to the CM-1475 performance level through the purchase of upgrade options.

     In addition to the Integrity FT systems family of fault-tolerant systems, Tandem continues to offer a complete line of non-fault-tolerant UNIX systems, the Integrity NR series. This product line spans the range from low-level workstation products such as the Indy(TM) and Indigo(R), to highly scalable symmetric multiprocessing servers. In addition to the workstation models, the line currently consists of the NR/4001, a uniprocessor server; the NR/4412, a midrange server that supports up to 12 processors; and the NR/4436, which supports up to 36 processors. All of these systems run the UNIX operating system and provide application compatibility with the Integrity FT line.

     Tandem offers the NonStop-UX operating system, which is based on UNIX SVR4 from Novell, Inc. The NonStop-UX operating system conforms to the System V Interface Definition (SVID), the IEEE POSIX standards, the X/Open Portability Guide, base profile standard, and the MIPS ABI standard. This makes it possible for thousands of existing UNIX applications to be made available to Integrity system users. Integrity systems support application development tools and databases from a variety of independent software vendors.

PERIPHERALS

     Tandem offers a complete line of peripherals for use with its systems and servers. In 1994 Tandem introduced a new generation of modular disk subsystems based on high capacity 3.5-inch disk technology. This new product, the 4560, offers a modular stackable range of disks that enable a customer to concentrate over 150 gigabytes in less than 6 square feet of floor space. The 4560 replaced the previous 4500 and 4510 disk products. However, existing customers can add the 4560 to their existing 4500/4510 complexes.

     The Company also offers quality industry-standard products, including workstations, servers, terminals, and a variety of printing products, through original equipment manufacturer (OEM) and value-added reseller (VAR) relationships. The Company adds hardware and software enhancements to several of these products prior to resale.

NETWORKING, COMMUNICATIONS, AND NETWORK MANAGEMENT

     Tandem offers an extensive range of LAN and wide area network (WAN) hardware and software products. Tandem's networking products enable NonStop and Integrity systems to participate in complex multiprotocol networks employing a variety of industry-standard protocols, including SNA, TCP/IP, OSI, AppleTalk, and NETBIOS. Tandem communications products allow NonStop systems and servers to connect directly to a variety of transaction-generating devices such as terminals, workstations, automated teller machines, cash registers, and bar-code readers.

     Extending its NonStop technology, in October 1993 Tandem introduced the NonStop Access product line in a joint development between the NonStop Systems Division and UB Networks. From this development it is now possible to supply continuous networking from a Himalaya server to a client (PC) device through the provision of dual paths from the server to the client. UB Networks supplies a special card that is plugged into the workstation and maintains two links from this card through its Access/One hub technology to the Himalaya server. In the event that one of the links becomes unavailable, networking continues without interruption to the client applications and without loss of transactions.

     Geographically dispersed NonStop systems can be connected in a distributed network using Expand networking software. With Expand software, NonStop programs in different systems can access data files and can communicate transparently as if they were in the same system. Expand software enables Tandem NonStop systems and servers to be interconnected via industry-standard protocols.

     Tandem offers a variety of network management tools to facilitate efficient management of Tandem NonStop systems being managed in an open environment. Distributed Systems Management (DSM) software provides an architecture and set of services that permit the management of remote systems and business applications. DSM software can be tailored according to the user's needs to support either centralized or decentralized management of operations and provides the foundation for automated operations at central or remote sites.

UB Networks

     Through UB Networks, Tandem provides complete communications solutions, ranging from departmental to enterprise-wide networks. UB Networks offers a full line of networking products, including modular and stackable hubs, high-speed concentrators, internetworking products, and adapter cards. These hardware products are supported by a standards-based network management platform that provides comprehensive fault, configuration, accounting, performance, and security management for complex, multivendor networks. In addition, UB Networks offers VNA (Virtual Network Architecture), a network architecture that improves the performance and flexibility of networks. In 1994, UB Networks announced its ATM/Anywhere strategy and product offering, which will provide an evolutionary migration path to ATM (Asynchronous Transfer Mode) that allows customers to cost-effectively incorporate ATM functionality into their existing networks.

INDUSTRY PLATFORMS AND SOLUTIONS

     Tandem and its Alliance members provide systems and solutions designed to meet the specific OLTP requirements of particular industries and applications. Tandem's alliance strategy offers customers the fundamental strengths of Tandem products as well as the specific industry knowledge and advantages that our Alliance members build into their solutions.

Telecommunications

     Within the communications industry, Tandem provides mission-critical services to the world's major phone companies. The applications cover a wide range of network and operational aspects of the industry. Particular emphasis is on business systems for operator services, call centers, service ordering, and billing; network operation systems for network management and network control; value-added service systems for voice messaging, electronic messaging, fax, e-mail, and multimedia; and enhanced network services for intelligent networking and automatic wireless roaming.

Banking and Securities

     Tandem continues to be a major provider of information technology solutions to the worldwide financial services industry. Tandem's strong presence in banking is demonstrated by its customer base of more than 500 financial institutions worldwide. Tandem continues its presence in retail electronic funds transfer, international banking, and interbank payments by continually improving its solution offerings in these areas.

     In the securities industry, Tandem continues to expand its presence in stock and commodities exchanges globally. The Company now provides solutions to 45 exchanges globally.

Electronic Commerce

     In 1994, Tandem continued to broaden and extend its range of solutions and infrastructure products in the high-growth electronic commerce market which includes messaging and electronic data intercharge (EDI).

PRODUCT DEVELOPMENT

     Tandem continues to develop new products and enhance existing products to give its customers improved price/performance, to broaden Tandem's customer base by providing industry-specific platforms and solutions, and to make Tandem systems and the benefits of Tandem systems more accessible in a client/server environment. Tandem is committed to providing open systems that deliver connectivity, interoperability, and portability. The Company expects to introduce additional new products in the future.

MARKETING, SALES, AND SUPPORT

     The Company markets its products primarily through its own organization, comprising marketing, sales, training, field service, and software support personnel. Tandem also markets its products through distributors, VARs, and OEMs. The Company's products are installed in over 60 countries worldwide. The Company intends to increase its market share through alternate channels of distribution, both within the U.S. and internationally. In addition, the Company is pursuing extension of its business into new geographies where it intends to appoint additional channel resellers.

     Applications are typically developed by the customer's own programmers or are provided by applications software providers and resellers. To facilitate the development and availability of applications on Tandem systems, the Company established the Tandem Alliance Program with selected VARs, software houses, systems integrators, and other related businesses. Through the Alliance Program, the Company offers Alliance members a variety of licensing, marketing, technical, and sales support programs. More than 300 Alliance members work with Tandem to develop solutions for customers in a wide range of industries.

     To enhance its international marketing, sales, and support efforts, Tandem has established joint ventures in Chile, Japan, Mexico, Singapore, China, and a number of European countries. The Company's joint ventures in Chile and Mexico distribute and support Tandem products. Other joint ventures provide project management and contract consulting services to Tandem customers and develop and support customized application software to meet the needs of the local marketplace. They may also assist Tandem Alliance members with the distribution and support of their software products.

     The Company has established OEM and reseller relationships with several vendors, including AT&T; Silicon Graphics, Inc.; Cabledata; Motorola, Inc.; Sprint International; Nippon Telephone and Telegraph (NTT); Singapore Telecom; and British Telecommunications, plc., to increase its marketing efforts. Tandem has also established marketing relationships with leading systems integrators such as Andersen Consulting, Logica plc, and Electronic Data Systems Incorporated.

     During 1994, over 80 percent of the Company's hardware sales were to end users. The remaining sales were to distributors and to resellers that add their hardware and software products for specific applications. No customer accounted for 10 percent or more of the Company's total 1994 revenues.

     The Company strives to minimize the time between the receipt of orders and the shipment of systems. Typically, the Company ships systems to a customer within 90 days of receiving the order. For this reason, and because of the possibility that customers could change delivery schedules or cancel orders, the order backlog at any particular date may not be representative of the Company's actual sales for any succeeding fiscal period.

     The Company also offers a leasing program to its customers. Reference is made to the information under the caption "Leasing Program" in the Notes to Consolidated Financial Statements on pages 28 and 29.

     Tandem offers professional services and education, including design consulting, systems integration, operations management guidance, and system requirements planning. Tandem's support centers can remotely perform system diagnostics of both hardware and software. The Company also offers on-site service.

     Because many OLTP solutions are similar across different businesses and industries, Tandem's Program Sales Teams provide customers with complete solutions to specific OLTP requirements, decision support, and client/server needs. These teams market and sell solutions that can be easily adapted or transported across industries, such as imaging, EDI, messaging, smart phones, and call centers.

     NonStop Himalaya, NonStop Cyclone, NonStop Cyclone/R, NonStop CLX, NonStop CLX/R, and Integrity systems, certain storage systems, and UB Networks' networking hardware products are covered by one-year service warranties. The Company generally provides 90-day warranties on other products. After the warranty period, the Company offers maintenance service under contract. A substantial portion of customers have maintenance contracts with the Company.

COMPETITION

     The market for OLTP computer systems is highly competitive. Important considerations for potential purchasers include price/performance and cost of ownership, openness, system capability, availability, expandability, compatibility, reliability and maintainability, and the capability of a manufacturer to develop new products and enhance existing products. Tandem believes that, with the introduction of the Himalaya range, it competes favorably with respect to these factors.

     Tandem systems compete with those of three classes of competitors. Competitors for traditional NonStop systems include IBM, Digital Equipment Corporation (DEC), and Stratus Computer, Inc. (Stratus). The new pricing and open features of the Himalaya range position it in a broader market and against a wider range of competitors, including Sequent Computers, Inc. (Sequent), Sun Microsystems, Inc. (Sun), and Hewlett Packard Company (HP). Certain massively parallel configurations of NonStop servers are competitive with products from other providers of parallel systems. Recent increased industry focus on commercial parallelism has placed Tandem in competition with non-traditional competitors. Specifically, in parallel database applications such as decision support, Teradata (owned by AT&T) is now a competitor.

     The Integrity product family competes with UNIX offerings from Stratus, Sequent, Sun, HP and IBM.

     In the highly competitive LAN market, UB Networks faces substantial competition from several established and emerging computer communications and LAN companies. Because UB Networks competes in multiple product markets, it faces an array of competitors, including IBM, DEC, Cabletron Systems, SynOptics, 3Com Corporation, Chipcom, and Cisco Systems, Inc.

     The computer industry is characterized by rapid technological advances. To remain competitive, computer companies must pursue technical development. Accordingly, the Company continues to incur substantial engineering and software development expenses. During 1994, 1993, and 1992, the Company's research and development expenses were $269.3 million, $313.3 million, and $285.1 million, respectively. Reference is made to the information found under the caption "Software Development Costs" in the Notes to Consolidated Financial Statements on page 24.

MANUFACTURING

     In general, the Company assembles its systems from components and prefabricated parts manufactured by others. A number of the custom and semicustom integrated circuits, printed circuit boards, and power supplies are manufactured by others to the Company's specifications. Tandem purchases terminals, workstations, printers, disk drives, tape drives, cable assemblies, power supplies, and other subassemblies and peripheral equipment. Manufacture of Tandem computer systems requires the assembly and testing of integrated circuits, circuit boards, peripheral subsystems, power supplies, and other items, as well as the final assembly, integration, and testing of completed computer systems. All inspection functions, final assembly, and system integration tests are performed by Company personnel. The Company's manufacturing facilities are located in Santa Clara County, California, and in Stirling, Scotland.

     From time to time, the Company has experienced quality problems with components purchased from its suppliers. Most of the components and peripherals used in the Company's systems are available from a number of different suppliers. The Company believes that alternative sources could be developed, if required, for present single-sourced components or peripherals. Although the Company has not experienced any significant problem in obtaining its required supplies, future shortages of components or peripherals could result in production delays that could adversely affect business.

ENVIRONMENTAL REGULATIONS

     The Company's objectives include providing products and services that are environmentally sound, and conducting business operations in an environmentally responsible manner. Compliance with federal, state, and local provisions relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, by the Company has not had, nor is expected to have, a material effect on the capital expenditures, earnings, or competitive position of the Company.

PATENTS

     Tandem has been awarded patents in the United States and some foreign countries on various aspects of its computer systems. Additional patent applications are pending in the United States and certain foreign countries. There can be no assurance that any of these applications will result in the award of a patent or that the Company would be successful in asserting its patent rights in any subsequent infringement actions. The patents and patent applications, although of significant value to the Company, are not considered to be of material importance to the business as a whole.

     Because of the existence of a large number of patents in the computer field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a new product or any of its components infringe any patent. Some of the Company's products have been alleged to infringe patents and additional allegations may be made in the future. In the event of an infringement, the Company believes that, based on industry practice, any necessary licenses or rights under such patents may be obtained on terms that would not have a material adverse financial effect on the Company.

EMPLOYEES

     As of September 30, 1994, the Company had 8,466 full-time equivalent employees.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Reference is made to the information found under the caption "Outlook and Risks -- Foreign Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18, and to the information under the caption "Segment Information" in the Notes to Consolidated Financial Statements on pages 33 and 34.

ITEM 2.  PROPERTIES

     The Company is headquartered in Cupertino, California, where it owns 18 and leases three buildings totaling approximately 1.5 million square feet. Approximately 60 percent of the space is devoted to manufacturing and product development functions, while the remaining 40 percent houses marketing and administration. Tandem leases four additional facilities in Northern California, comprising approximately

186,000 square feet, which are devoted to product development, marketing, and administration, or one or more of those functions.

     Tandem has implemented a program to create a permanent headquarters complex in Cupertino. As part of this program, the Company plans to develop, at a future date, the 5.4 acre parcel that it purchased in 1988. In addition, during 1990, the Company purchased, as a package, 16 parcels of improved and unimproved property totaling 92 acres, and a retail shopping complex, near its Cupertino headquarters. The additional space will allow for expansion and for relocation of employees located in other Santa Clara County, California, facilities. The Company recently leased and is renovating approximately 490,000 square feet in Fremont, California, where it will consolidate all U.S. manufacturing during 1995. In 1994, Tandem sold two sites in Cupertino, California, a 15 acre parcel and a 3.3 acre parcel.

     The Company leases a facility devoted to development, marketing, and administration in Plano, Texas; and facilities that are primarily dedicated to manufacturing in Sunnyvale and Santa Clara, California. In 1993, the Company acquired a manufacturing facility in Stirling, Scotland. In addition, Tandem owns a product development facility of approximately 190,000 square feet in Austin, Texas. The Company also leases sales, field service, and training offices at more than 150 locations in North America, Europe, Asia, and the Pacific Rim. In 1988, Tandem entered into a prepaid 999 year lease for property near London that serves as its United Kingdom headquarters.

     For information about Tandem's lease commitments, reference is made to the information found under the caption "Property, Plant, and Equipment" in the Notes to Consolidated Financial Statements on page 27.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings are pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS

     Reference is made to the information regarding executive officers appearing under the caption "Executive Officers of the Registrant" on pages 36 and 37 of this Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Reference is made to the information regarding the principal United States markets for the Company's Common Stock, market stock price range, dividends, and holders of record of the Common Stock of the Company found under the caption "Quarterly Financial Data" in the Notes to Consolidated Financial Statements on page 34.

ITEM 6.  SELECTED FINANCIAL DATA

- -----------------------------------------------------------------------------------------------------
                                                       TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

For the years ended September 30
- -----------------------------------------------------------------------------------------------------
 (In thousands except per share
            amounts)                  1994          1993          1992          1991          1990
- -----------------------------------------------------------------------------------------------------
REVENUES                           $2,108,035    $2,030,960    $2,036,917    $1,922,179    $1,865,873
- -----------------------------------------------------------------------------------------------------
Cost of revenues                      955,268       886,054       829,738       757,907       667,919
Research and development              269,267       313,298       285,117       266,627       253,581
Marketing, general, and
  administrative                      726,906       847,047       851,477       838,504       755,687
Restructuring charges                      --       451,000       106,000            --            --
- -----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)               156,594      (466,439)      (35,415)       59,141       188,686
Gain on sale of subsidiaries           23,000            --            --            --            --
Net interest income (expense)           1,606         3,300         3,813        (1,952)       (1,454)
Provision for income taxes            (11,000)      (66,959)       (9,582)      (22,018)      (65,400)
Cumulative effect of change in
  accounting for income taxes              --        12,371            --            --            --
- -----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  $  170,200    $ (517,727)   $  (41,184)   $   35,171    $  121,832
=====================================================================================================
EARNINGS (LOSS) PER SHARE          $     1.50    $    (4.61)   $     (.38)   $      .33    $     1.13
=====================================================================================================

Total assets                       $1,761,885    $1,685,209    $2,045,424    $1,931,918    $1,877,409
Long-term obligations              $   86,481    $   86,162    $   93,626    $   93,134    $   95,759
Stockholders' investment           $  938,841    $  736,825    $1,236,895    $1,247,945    $1,203,320
=====================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

  The table below summarizes the changes in selected operating statistics. The percentages in the left three columns show the relationship of revenue and expense items to total revenues, except cost of product and services, which are shown in relation to product revenues and service revenues, respectively. The percentages in the right columns measure the year-to-year changes.

  Operating results of business units sold are included in revenues, costs, and expenses through their respective disposition dates as follows: MPACT EDI Systems, Inc. -- June 30, 1993; Applied Communications, Inc. (ACI), and Applied Communications, Inc. Limited (ACI, Ltd.) -- December 31, 1993; Array Technology Corporation -- March 15, 1994; and NetWorth, Inc. -- March 31, 1994. Throughout this section, certain fluctuations in financial statement line items are provided on a basis which excludes the financial information of the above-mentioned businesses for the period prior to disposition. This basis is described in the text, for example, as "excluding the effects of business units sold" and reflects the fluctuations of the ongoing operations of the Company.

  The Company's fiscal year ends on September 30. References to 1994, 1993, and 1992 in this section represent the Company's fiscal years.

- --------------------------------------------------------------
           Percent of Total Revenues                Percent
            (Except cost of product                 Increase
                 and service)                      (Decrease)
- --------------------------------------------------------------
 1994   1993   1992                               1994    1993
- --------------------------------------------------------------
 81.5   81.3   81.8   Product revenues               4      (1)

                      Service and other
 18.5   18.7   18.2     revenues                     3       2

100.0  100.0  100.0   Total revenues                 4       0

 40.7   37.7   34.5   Cost of product revenues      12       8

                      Cost of service and other
 65.6   69.4   68.7     revenues                    (3)      3

 45.3   43.7   40.7   Total cost of revenues         8       7

 12.8   15.4   14.0   Research and development     (14)     10

                      Marketing, general, and
 34.5   41.7   41.8     administrative             (14)     (1)

  N/A   22.2    5.2   Restructuring charges        N/M     325

  7.4  (23.0)  (1.7)  Operating income (loss)      N/M   1,217

                      Gain on sale of
  1.1    N/A    N/A     subsidiaries               N/M     N/A

  0.1    0.2    0.1   Net interest income          (51)    N/M

                      Income (loss) before
                        income taxes and
                        cumulative effect of
                        change in accounting
  8.6  (22.8)  (1.6)    for income taxes           N/M   1,366

                      Provision for income
  0.5    3.3    0.4     taxes                    N/M     599

                      Income (loss) before
                        cumulative effect of
  8.1  (26.1)  (2.0)    accounting change        N/M   1,187

                      Cumulative effect as
                        of October 1, 1992,
                        of change in
                        accounting for
  N/A    0.6    N/A     income taxes             N/M     N/M

  8.1  (25.5)  (2.0)  Net income (loss)          N/M   1,157

                      Earnings (loss) per
  N/A    N/A    N/A     share                    N/M   1,113
============================================================

N/M = not meaningful

N/A = not applicable

OPERATING RESULTS

REVENUES

Total revenues in 1994 of $2.1 billion increased 4 percent over 1993, but increased 8 percent excluding the effects of business units sold. Product revenues for 1994, with and without business units sold, increased 4 percent and 9 percent, respectively, over 1993. Service and other revenues for 1994, with and without business units sold, increased 3 percent and 4 percent, respectively, over 1993. The increase in product revenues resulted primarily from a large increase in unit shipments of the Company's lower-priced Himalaya server products and increased revenues from networking products. The increase of unit shipments of the Himalaya systems exceeded the effect of lower unit pricing, a trend which increased throughout the year. The increase in service and other revenues compared to 1993 is attributable primarily to a large consulting project that occurred in the third quarter of 1994. Hardware service revenues during 1994 remained relatively flat for the year despite the increasing customer base during the year, as a result of improvement in hardware reliability, which reduces both the demand for servicing and the related pricing for such services.

  Total revenues for the fourth quarter of 1994 of $604 million increased 11 percent over the prior quarter and 15 percent over the fourth quarter of 1993, excluding the effects of business units sold. Fourth quarter product revenues increased 16 percent over the prior quarter and the fourth quarter of 1993, excluding business units sold. Fourth quarter service revenues decreased 8 percent over the previ-ous quarter and increased 10 percent over the fourth quarter of 1993, excluding the effects of business units sold. Unit shipments for computer systems, based on the number of processors shipped excluding single-processor workstations and personal computers, increased 36 percent over the previous quarter and 47 percent over the fourth quarter of 1993. Fourth quarter trends for product revenues magnify the impact that the lower-priced Himalaya system is having on the Company's operations.

  Historically, the second half of the Company's fiscal year is stronger than the first. This pattern was accentuated in 1994, as the Himalaya product line received market acceptance. Management expects quarterly trends in 1995 to be consistent with the Company's historical trends.

  Total revenues for 1993 decreased slightly from 1992 revenues, less than 1 percent. The Company believes the decrease was primarily attributable to customer hesitation to purchase products in the third quarter of 1993 in anticipation of the introduction of the Company's significantly lower-priced new Himalaya server products, which were announced in the fourth quarter of 1993.

PRODUCT LINES

The table below summarizes total revenues by product line (which includes both product revenues and service and other revenues) and the percentage of total revenues each product line contributed for the indicated periods.

- --------------------------------------------------------------
(Dollars in
 millions)               1994           1993           1992
- --------------------------------------------------------------
                       $      %       $      %       $      %
- --------------------------------------------------------------
Computer systems    1,730.7   82   1,676.3   83   1,685.2   83
Networking            377.3   18     354.7   17     351.7   17
- --------------------------------------------------------------
Total revenues      2,108.0  100   2,031.0  100   2,036.9  100
==============================================================

Computer systems revenues increased 8 percent in 1994 compared to 1993, excluding the effects of business units sold. The increase primarily resulted from steadily increasing unit shipments of the new lower-priced Himalaya server products, notwithstanding corresponding declines in per unit revenues. Excluding services, Tandem's RISC (reduced instruction set computing) based products comprised approximately 80 percent of 1994 computer systems revenues compared to 40 percent in 1993, replacing sales of CISC (complex instruction set computing) based products. RISC products in 1994 consisted principally of the Himalaya product line, while in 1993 the principal RISC product was the Cyclone/R system. Unit shipments of all computer system lines increased 42 percent in 1994 over 1993, based on the number of processors shipped excluding workstations and personal computers.

  Excluding the effects of business units sold, networking product revenues increased 10 percent in 1994 compared to 1993, primarily as a result of higher sales of OEM and third party products. On March 31, 1994, NetWorth, Inc., acquired approximately 1.6 million shares of its common stock then held by the Company, thereby reducing the Company's ownership from approximately 51 percent to approximately 32 percent. As a result, the Company's investment in NetWorth is now accounted for under the equity method of accounting and not as a consolidated subsidiary. Accordingly, NetWorth's revenues were not included in consolidation beginning in the third quarter of 1994. NetWorth's revenues represent approximately 3 percent, 7 percent, and 4 percent of the networking revenues for 1994, 1993, and 1992, respectively, as displayed in the table above.

GEOGRAPHIC

The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenues contributed by geographic location for the indicated periods.

- --------------------------------------------------------------
(Dollars in
millions)                1994           1993           1992
- --------------------------------------------------------------
                       $      %       $      %       $      %
- --------------------------------------------------------------
United States       1,127.5   54   1,087.7   54     991.8   49
Europe
  United Kingdom      161.9    8     139.9    7     184.5    9
  Germany              92.3    4     100.2    5     127.5    6
  Other Europe        258.0   12     298.0   14     318.8   16
- --------------------------------------------------------------
    Total Europe      512.2   24     538.1   26     630.8   31
Japan                 265.3   13     233.1   12     215.6   11
Asia/Pacific          116.3    5      86.4    4      89.5    4
Americas Division
  (excluding the
  U.S.)                86.7    4      85.7    4     109.2    5
- --------------------------------------------------------------
Total revenues      2,108.0  100   2,031.0  100   2,036.9  100
==============================================================

Revenues in the United States in 1994 increased 4 percent, in the aggregate, compared to 1993, but increased 10 percent, excluding the effects of business units sold. The trends in the U.S. and the underlying causes are consistent with the Company's performance on a consolidated basis, as described previously. Excluding the effects of business units sold, revenues in Europe decreased 1 percent year over year, including negative effects of foreign exchange fluctuations of approximately

3 percent. Revenues in the United Kingdom expanded by 30 percent in 1994, excluding the effects of business units sold, approximately half of which was due to the completion of the first phase of a contract with a new customer. Similar growth in the United Kingdom in 1995 is not anticipated. The results in the United Kingdom were offset by continued sluggish sales performance in Germany and other parts of Europe, which experienced a 7 percent and 12 percent decline from the prior year, respectively, excluding the effects of business units sold. Management believes that European sales suffered from an overall weak economic environment in Europe, hindering customers' investments in capital equipment, particularly during the first six months of 1994. In Japan, revenues increased 14 percent in 1994 compared to 1993 due in large part to exchange rate changes (favorable impact of approximately 9 percent) and to increased product shipments. Asia/Pacific revenues in 1994 increased by 37 percent due primarily to increased product shipments, and to a lesser extent to exchange rate changes (approximately 5 percent).


COST OF REVENUES


During 1994, product margins declined 4 points to 59 percent, excluding the effects of business units sold. Computer system margins declined to 63 percent in 1994, while networking margins declined to 44 percent. Computer system margins declined principally as a result of the introduction of Himalaya server products at the beginning of the year and a shift in product mix to include the expanding Integrity product line, both of which have lower prices than previous generations of Tandem systems. Networking margins declined primarily as a result of shifts in product mix. Management expects the Company's product margins to continue to decline in 1995, although at a lower rate than in 1994. Margins on service and other revenues increased 3 points to 35 percent in 1994, excluding the effects of business units sold, due primarily to lower service costs and overhead associated with cumulative restructuring actions. Management expects service margins to remain stable in 1995.

  Product margins in 1993 declined compared with 1992 primarily as a result of changes in geographic, channel, and product mix and unit sales price reductions. Margins on service and other revenues also declined in 1993 over 1992 primarily due to higher than anticipated costs on certain projects in Tandem's system integration business.


RESEARCH AND DEVELOPMENT EXPENSES


Research and development spending in 1994 decreased $44 million, or 14 percent, over 1993 due primarily to restructuring actions taken since 1993. The restructuring actions resulted in reduced headcount -- approximately 50 percent of the spending reduction -- and higher levels of software capitalization as certain projects reached technological feasibility -- approximately 27 percent of the reduction. Approximately 23 percent of the decrease is a result of business units sold.

  Research and development expenses in 1993 increased $28 million, or 10 percent, over 1992 due primarily to headcount additions, salary increases, and higher contractor costs during the first three quarters of 1993 in support of the Company's development efforts on the Himalaya and Integrity product lines.

  Management anticipates that research and development spending will increase in 1995 in dollars, but not as a percentage of revenues, as the Company prepares to introduce the next generation of the Himalaya product line, continues to increase functionality of the Integrity systems, and continues development of open access to the Company's systems.


MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES


In 1994, marketing, general, and administrative expenses declined $120 million, or 14 percent, compared to 1993, largely as the result of restructuring actions initiated in the third quarter of 1993. Of these decreases, approximately 35 percent pertains to business units sold and 6 percent pertains to reduction in goodwill amortization derived from the goodwill written off as part of the restructure. The remaining impact from restructuring actions is in the form of salary and related benefits reductions from both reduced headcount and salary cuts in place for 1994 and reduced facility costs. In 1993, marketing, general, and administrative expenses declined slightly over 1992 by $4 million, or 0.5 percent, primarily due to restructuring actions, somewhat offset by advertising costs incurred late in 1993 to increase awareness of Tandem in the marketplace.

  Aggressive cost containment and restructuring actions have progressively reduced the ongoing level of fixed expenses. Management expects such fixed expenses to continue to decline somewhat in 1995, as the Company continues its implementation of the 1993 restructuring plan. However, certain expenses, such as commissions and incentive compensation for sales and marketing staff, vary as revenues fluctuate.

RESTRUCTURING CHARGES

In 1993 and 1992, the Company recorded restructuring charges of $451 million and $106 million, respectively, to reengineer the business, largely necessitated by the migration toward open systems and servers based on RISC technology which resulted in lower-priced, yet more powerful parallel servers. The restructuring provisions, supported by appropriate levels of specificity for planned actions, were established and approved by the Company's executive management and its Board of Directors. The restructuring charges covered reduction of work force, consolidation of facilities, disposal of assets no longer required, and the write-off of cost in excess of net assets acquired (goodwill) as discussed below. As of September 30, 1994, $144 million remains in accrued liabilities and $29 million remains as a reduction of net property, plant, and equipment. At September 30, 1993, $243 million remained in accrued liabilities and $40 million remained as a reduction of net property, plant, and equipment.

  Included in the 1993 restructuring charge was a $151 million write-off of goodwill associated with the 1988 acquisition of UB Networks, Inc. (formerly Ungermann-Bass, Inc.). As of June 30, 1993, the Company's UB Networks subsidiary reported its second consecutive quarter of substantial and increased losses from operations. The results reflected an accelerating two-year decline in its financial performance. Due to the disappointing financial results, the lack of certain products in high-growth sectors of the market, and unsuccessful efforts by the subsidiary's management to attract public or private investment partners, management initiated a plan to restructure the operations which included reducing headcount, consolidating facilities, and redirecting certain development programs. Additionally, based upon the then current undiscounted cash flow projections, it was concluded that the acquisition goodwill could no longer be assured of recovery and the balance of $151 million was written off and included in the 1993 restructuring charges.

  Information relating to restructuring activity, other than the goodwill write-off discussed above, is presented below.

- ----------------------------------------------------------------------------------------
(In            Reduction of                Internal   Discontinued
thousands)      Work Force     Facilities   Systems     Activities    Other      Total
- ----------------------------------------------------------------------------------------
Provision:
 1992           $ 44,000       $ 38,000    $    --       $18,000     $ 6,000    $106,000
 1993            103,000         79,000     34,000        24,000      60,000     300,000
- ----------------------------------------------------------------------------------------
Total            147,000        117,000     34,000        42,000      66,000     406,000
- ----------------------------------------------------------------------------------------
Utilized:
 1992             32,088         16,838         --         6,649       2,865      58,440
 1993             28,278         10,860         --        20,026       5,825      64,989
 1994             34,568         34,560     10,178         4,614      25,473     109,393
- ----------------------------------------------------------------------------------------
Total             94,934         62,258     10,178        31,289      34,163     232,822
- ----------------------------------------------------------------------------------------
Balances,
September 30,
1994            $ 52,066       $ 54,742    $23,822       $10,711     $31,837    $173,178
========================================================================================
Cash used:
 1992           $ 32,088       $  6,296    $    --       $ 4,356     $ 2,865    $ 45,605
 1993             28,278          9,142         --         4,999       5,825      48,244
 1994             34,568         25,075     10,178        (5,037)     23,680      88,464
 Expected
   future         52,066         42,325     23,822         3,455      21,410     143,078
- ----------------------------------------------------------------------------------------
Total           $147,000       $ 82,838    $34,000       $ 7,773     $53,780    $325,391
========================================================================================

The provisions for reduction of work force include severance, related medical and other benefits, and in the 1993 provision, retention incentives payable during 1995 for a limited number of employees critical to the Company's ongoing operations. The provisions include termination benefits for approximately 2,500 employees, of which approximately two-thirds were based in the United States. Approximately one-half of the planned terminations were in sales, marketing, and administrative functions, and the balance was evenly distributed among manufacturing, service and support, development, and UB Networks. Approximately 650 employees were terminated during each of the 1992, 1993, and 1994 fiscal years, and approximately 125 were terminated shortly after the Company's 1994 year-end. Together with retention incentives, payments for work force reduction during the first quarter of 1995 are expected to be approximately $20 million. A significant and unanticipated level of voluntary employee terminations during 1994 has complicated work force restructuring actions, and the Company believes that the balance of reduction in work force costs will likely be incurred later in 1995. Due to geographic and compensation mixes, average employee termination payments are expected to exceed those for employees terminated from 1992 through the first quarter of 1995.

  The provisions for facilities include lease payments and fixed costs on idle facilities, write-offs of related facility improvements, moving and other expenses associated with the closure of approximately 2 million square feet of office and manufacturing space throughout all principal geographic areas, and the write-down of properties no longer to be developed. As of September 30, 1994, facilities restructure reserves included approximately $42 million representing lease payments and expenses for idle facilities, approximately $9 million representing related improvements, and approximately $3 million of estimated future losses on properties not to be developed. The above leases have remaining terms generally not exceeding five years.

  The provision for internal systems includes estimated costs to reengineer and accelerate the implementation of new systems and processes required to support significant consolidation, centralization, and reorganization in nearly every business function and to facilitate the significant work force reductions referred to above. These efforts are expected to be substantially completed during 1995.

  The provision for discontinued activities in 1992 includes, principally, lease and other costs and losses associated with closing a manufacturing operation in Germany during 1992 and the sale of the Company's Watsonville, California, printed circuit board manufacturing operation in early 1993. The 1993 provision includes, principally, costs and losses associated with discontinuing two product initiatives at the Company's telecommunications division and with exiting and eventually selling certain assets and the disk drive business of the Company's Array Technology subsidiary in 1994. The above provisions are net of approximately $6 million and $10 million cash proceeds received in 1993 and 1994, respectively. As of September 30, 1994, estimated losses on assets not yet disposed aggregated approximately $8 million. Future cash utilization consists of approximately $2 million representing the present value of a long-term land lease in Germany and approximately $1 million representing sustaining support and other expenses through 1995 for discontinued products.

  The provisions for other costs consist principally of moving, travel, temporary living, and other expenses in connection with reorganizing and centralizing general and administrative functions of the Europe division and with reorganizing and relocating headquarters' operations in Asia/Pacific and Latin America; costs associated with the relaunch of a new corporate image at the UB Networks subsidiary and asset write-offs as a result of redirecting product strategies; temporary living, travel, and duplicate development laboratory costs associated with an offshore software development organization for certain development and support activities; relocation expenses and equipment write-offs in connection with consolidating and moving manufacturing activities to a new facility in Fremont, California, in mid-1995; and duplicate costs and expenses associated with opening a new manufacturing facility in Scotland during 1994. These actions are expected to be substantially completed during 1995.

IMPACT OF CURRENCY AND INFLATION

The Company's international operations generally consist of sales and support organizations that generate revenues and incur service costs and marketing, general, and administrative expenses in local currencies. Product costs, research and development, and corporate marketing and administrative expenses are mostly incurred in U.S. dollars. Thus, a strengthening of local currencies against the U.S. dollar has a positive influence on international revenues translated into dollars and a negative effect on translated local costs and expenses. A weakening of local currencies has a negative effect on translated international revenues and a positive effect on translated local costs and expenses. Tandem's hedging program moderates the impact of exchange rate changes on profitability and cash flows.

  During 1994, currencies in Europe and Latin America generally weakened against the U.S. dollar compared to the prior year periods, negatively affecting revenues and positively affecting local costs and expenses. The overall effect of exchange rates was negative on European results during 1994. The negative impact on operating results from these countries, however, was more than offset by the favorable impact resulting from the U.S. dollar weakening against the Japanese yen and other Asia/Pacific currencies. The strengthening of the Japanese yen and other Asia/Pacific currencies contributed positively to revenues and to operating results in 1994. The resulting overall effect of currency movements in 1994, though positive, had no material impact on operation results for the year. In 1993, the strength of the U.S. dollar against international currencies had a slightly negative influence on international revenues and operating results. In 1992 the effect was modestly positive.

  The effect of inflation on the Company's financial position has not been significant.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

In addition to the factors discussed above, 1994 net income of $170 million includes a $23 million first quarter pre-tax nonoperating gain from the sales of ACI and ACI, Ltd. The 1993 net loss of $518 million included a $12 million positive adjustment representing the cumulative effect as of October 1, 1992, of adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," and a $451 million restructuring charge. The 1992 net loss of $41 million included $106 million in restructuring charges. Excluding the restructuring charges, 1993 pre-tax loss was $12 million and 1992 pre-tax income was $74 million.

  The effective tax rate for 1994 was 6.1 percent, arising principally from taxes currently payable in foreign jurisdictions. Tandem expects to continue to report income in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income. Although the Company incurred a loss in 1993, there was a provision for income taxes consisting primarily of taxes currently payable in foreign jurisdictions and a $55 million increase in the valuation allowance. The valuation allowance increased during the year because the Company determined that deferred tax assets, established in prior periods, no longer met the realizability criteria under SFAS No. 109. A significant portion of the 1993 and 1992 operating loss provided no current tax benefit.

  Weighted average shares outstanding increased from 1993 due to sales of stock to employees under stock plans and to dilutive stock options, but these increases were partially offset by a decrease relating to the planned termination of Tandem's Employee Stock Ownership Plan (ESOP).

FINANCIAL CONDITION

During the year, cash and cash equivalents increased by $18 million, from $106 million to $124 million. The Company generated $116 million positive cash flow from operations during 1994 compared to $135 million in 1993. Net cash used in investing activities was $116 million during 1994, compared to $174 million, excluding purchases of short-term investments, in 1993. Investing activities in 1994 included approximately $227 million of investment in property, equipment, and software development, partially offset by $71 million received from the sale of businesses and $41 million received from the sale of property, plant, and equipment. Financing activities, consisting of sales of stock and net borrowings, provided $15 million compared to $19 million in 1993.

  Accounts receivable days, excluding business units sold, increased to 77 days at the end of 1994 from 74 days at the end of 1993. Inventory days, excluding business units sold, decreased to 54 days at 1994 year-end versus 58 days at the end of 1993.

  At September 30, 1994, total debt was $145 million compared with $155 million at September 30, 1993, of which $122 million and $114 million, respectively, represent limited recourse borrowings against lease receivables. Repayments on the lease borrowings are sourced from the underlying lease receivables which are collected directly by the lending institution and are scheduled as follows (in millions): $54 (1995), $38 (1996), $21 (1997), $8 (1998), and $1 (thereafter).
Repayments on the remaining debt will be funded through operations and are as follows (in millions): $4 (1995), $10 (1996), $5 (1997), $1 (1998), and $3
(thereafter). Total debt as a percentage of total capital decreased to 13 percent at September 30, 1994, from 17 percent at September 30, 1993.

  Cash used for restructuring actions aggregated $88 million, $48 million, and $46 million for 1994, 1993, and 1992, respectively. Cash requirements for restructure actions for 1995 are expected to be similar to 1994 and will be funded by cash generated from operations.

  In December 1993, Tandem secured a three-year financing facility (Financing Facility) to replace the multiple option financing facility, which the Company canceled in the fourth quarter of 1993. Under the Financing Facility, the Company can sell an interest in up to $150 million of qualified domestic receivables on a limited recourse basis. One component of the Financing Facility, which allows for sales of an interest in accounts receivable up to $75 million, expires in 1996, but is renewable annually with the consent of both parties. A second component of the Financing Facility, which allows for sales of an interest in accounts receivable up to $75 million, expires in 1997. The total financing available under the Financing Facility is limited to a pool of qualified domestic receivables. During 1994 the Company sold an interest in receivables of $35 million, which was fully redeemed by September 30, 1994.

  In addition to the Financing Facility, other possible sources of working capital include cash generated from operations and other financing arrangements. Management believes that the financing sources available at September 30, 1994, are adequate to meet Tandem's financing needs, both in the short and long term.

  During May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities," which requires a change in the method used to account for certain investments. The Company is required to adopt SFAS No. 115 in 1995. The Company has evaluated the implications of SFAS No. 115 and does not expect it to have a material impact on the Company's financial condition or results of operations.

OUTLOOK AND RISKS

OVERVIEW

During the year, Tandem continued to position itself to compete in an open systems environment based on client/server computing. The Company recognizes that the transition to lower-priced systems carries risk and that the volume of shipments must continue to increase from historic levels in order to generate the revenues to allow Tandem to sustain profitability, even with a lower overall cost structure.

  Management expects the shift to lower-priced, lower-margin Himalaya servers and a product mix shift to lower-margin UNIX systems and networking products to continue during 1995, which will result in a continuing decline in product margins. A key challenge in meeting the Company's 1995 operating plan includes shipping sufficiently increased unit volumes of new lower-priced products to achieve increased revenues, and concurrently controlling the cost structure of the Company. Management is encouraged by the cost containment results since the July 1993 restructuring actions, but key challenges remain.

CORE COMPUTER OPERATIONS

In general, it is difficult to forecast Tandem revenues. A significant portion of 1995 revenue is expected to come from the Himalaya product line. Management is encouraged by our 1994 results; revenues and earnings will be negatively affected if there are unforeseen difficulties in continuing to migrate current customers and to attract new customers to Himalaya systems.

  The Company has taken actions to reduce sales prices and improve product performance, and anticipates continuing to price products aggressively. While the Company expects these pricing actions to affect product margins negatively, the decline will be partially offset by plans to accelerate the rate of higher-performance new product introductions. Management's goal is to maintain a competitive price/performance market position and to continue to realize the positive growth in unit demand experienced in 1994.

UB NETWORKS, INC.

The market for networking products is expanding rapidly. The most significant expansion has occurred in the low end of the market, while UB Networks has historically competed in the higher end. To address the situation, UB Networks has developed more competitive products, implemented a new pricing strategy, and consolidated its manufacturing with Tandem. As part of the restructuring in 1993, UB Networks made certain key management changes, reduced staff, and began consolidating facilities. These actions have led to renewed growth and improved cost containment at UB Networks.

  UB Networks' success is dependent upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and that address increasingly sophisticated customer requirements.

  The Company is considering all of its options with respect to UB Networks, including an initial public offering.

FOREIGN OPERATIONS

A significant portion of Tandem's revenues and operating contribution is derived from operations in Europe and the Far East. Overall economic weakness in the European community had a negative effect on revenues and operating results over the last year. While Tandem engages in hedging activities to mitigate the effect of exchange rate fluctuations, continued economic weaknesses in Europe are expected in the near future. Economic conditions in Europe, particularly as they relate to capital equipment spending, represent a risk to achieving Tandem's 1995 financial goals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CONSOLIDATED STATEMENTS OF OPERATIONS

- -------------------------------------------------------------------------------------------------
                                                   TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

For the years ended September 30
- -------------------------------------------------------------------------------------------------
(In thousands except per share amounts)                      1994           1993           1992
- -------------------------------------------------------------------------------------------------
REVENUES
Product revenues                                         $1,719,026     $1,651,597     $1,665,695
Service and other revenues                                  389,009        379,363        371,222
- -------------------------------------------------------------------------------------------------
Total revenues                                            2,108,035      2,030,960      2,036,917
- -------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of product revenues                                    699,976        622,640        574,841
Cost of service and other revenues                          255,292        263,414        254,897
Research and development                                    269,267        313,298        285,117
Marketing, general, and administrative                      726,906        847,047        851,477
Restructuring charges                                            --        451,000        106,000
- -------------------------------------------------------------------------------------------------
Total costs and expenses                                  1,951,441      2,497,399      2,072,332
- -------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                     156,594       (466,439)       (35,415)
Gain on sale of subsidiaries                                 23,000             --             --
Interest income                                              14,579         18,985         21,396
Interest expense                                            (12,973)       (15,685)       (17,583)
- -------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING FOR INCOME TAXES                  181,200       (463,139)       (31,602)
Provision for income taxes                                   11,000         66,959          9,582
- -------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                    170,200       (530,098)       (41,184)
Cumulative effect as of October 1, 1992, of change in
  accounting for income taxes                                    --         12,371             --
- -------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $  170,200     $ (517,727)    $  (41,184)
=================================================================================================
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                      $     1.50     $    (4.72)    $     (.38)
Per share cumulative effect of accounting change                 --            .11             --
- -------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                                $     1.50     $    (4.61)    $     (.38)
=================================================================================================
Weighted average shares outstanding                         113,449        112,292        109,230
=================================================================================================

See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------
                                                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

At September 30
- -----------------------------------------------------------------------------------------------
(In thousands except per share amount)                                   1994           1993
- -----------------------------------------------------------------------------------------------
                                      ASSETS
- -----------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and equivalents                                                  $  124,042     $  106,179
Short-term investments                                                        --         18,588
Accounts receivable, net of allowances of $17,931 in 1994 and
  $17,745 in 1993                                                        512,334        458,122
Current portion of lease receivables                                      61,516         60,376
Inventories                                                              159,609        163,706
Prepaid expenses and other                                                70,529         44,459
- -----------------------------------------------------------------------------------------------
Total current assets                                                     928,030        851,430
- -----------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT, at cost                                1,178,888      1,149,611
Accumulated depreciation and amortization                               (630,652)      (583,043)
- -----------------------------------------------------------------------------------------------
Net property, plant, and equipment                                       548,236        566,568
- -----------------------------------------------------------------------------------------------
COST IN EXCESS OF NET ASSETS ACQUIRED, net of accumulated
  amortization of $12,905 in 1994 and $21,735 in 1993                      6,560         25,168
- -----------------------------------------------------------------------------------------------
LEASE RECEIVABLES                                                         76,765         79,832
- -----------------------------------------------------------------------------------------------
OTHER ASSETS                                                             202,294        162,211
- -----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $1,761,885     $1,685,209
===============================================================================================
                         LIABILITIES AND STOCKHOLDERS' INVESTMENT
- -----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term borrowings                                                 $       --     $   15,080
Accounts payable                                                         150,933        145,378
Accrued liabilities                                                      527,510        648,380
Current maturities of long-term obligations                               58,120         53,384
- -----------------------------------------------------------------------------------------------
Total current liabilities                                                736,563        862,222
- -----------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                     86,481         86,162
- -----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                 --             --
- -----------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common Stock $.025 par value, authorized 400,000 shares,
  outstanding 116,237 shares in 1994 and 113,666 shares in 1993            2,905          2,842
Additional paid-in capital                                               646,256        620,297
Retained earnings                                                        332,460        162,260
Accumulated translation adjustments                                        9,192          3,207
Treasury stock, at cost                                                   (9,062)        (8,871)
Deferred ESOP compensation                                               (42,910)       (42,910)
- -----------------------------------------------------------------------------------------------
Total stockholders' investment                                           938,841        736,825
- -----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                        $1,761,885     $1,685,209
===============================================================================================

See accompanying notes.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                   TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

For the years ended September 30
- ---------------------------------------------------------------------------------------------------------------------------------
                                  Common Stock     Additional               Accumulated                Deferred         Total
                                ----------------    Paid-In     Retained    Translation   Treasury       ESOP       Stockholders'
(In thousands)                  Shares    Amount    Capital     Earnings    Adjustments    Stock     Compensation    Investment
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1991    108,099  $2,702     $572,912    $ 721,171     $ 5,756     $ (9,681)    $(44,915)      $ 1,247,945
Sale of Common Stock under
  stock plans                     2,552      64       24,761           --          --           --           --            24,825
Reversal of tax benefits
  related to stock plans             --      --       (2,790)          --          --           --           --            (2,790)
Reissuance of treasury stock
  under stock plans                  --      --       (1,305)          --          --        6,595           --             5,290
ESOP compensation                    --      --           --           --          --           --        1,557             1,557
Translation adjustments              --      --           --           --       1,252           --           --             1,252
Net loss                             --      --           --      (41,184)         --           --           --           (41,184)
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1992    110,651   2,766      593,578      679,987       7,008       (3,086)     (43,358)        1,236,895
Sale of Common Stock under
  stock plans                     3,015      76       27,149           --          --           --           --            27,225
Reissuance of treasury stock
  under stock plans                  --      --         (430)          --          --        5,702           --             5,272
Acquisition of treasury stock        --      --           --           --          --      (11,487)          --           (11,487)
ESOP compensation                    --      --           --           --          --           --          448               448
Translation adjustments              --      --           --           --      (3,801)          --           --            (3,801)
Net loss                             --      --           --     (517,727)         --           --           --          (517,727)
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1993    113,666   2,842      620,297      162,260       3,207       (8,871)     (42,910)          736,825
Sale of Common Stock under
  stock plans                     2,571      63       25,935           --          --           --           --            25,998
Reissuance of treasury stock
  under stock plans                  --      --           24           --          --          426           --               450
Acquisition of treasury stock        --      --           --           --          --         (617)          --              (617)
Translation adjustments              --      --           --           --       5,985           --           --             5,985
Net income                           --      --           --      170,200          --           --           --           170,200
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1994    116,237  $2,905     $646,256    $ 332,460     $ 9,192     $ (9,062)    $(42,910)      $   938,841
=================================================================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

- -----------------------------------------------------------------------------------------------
                                                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

For the years ended September 30
- -----------------------------------------------------------------------------------------------
(In thousands)                                              1994          1993          1992
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $ 170,200     $(517,727)    $ (41,184)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                          163,277       170,340       178,721
     Gain on sale of subsidiaries                           (23,000)           --            --
     Cumulative effect of accounting change                      --       (12,371)           --
     Restructuring charges                                       --       451,000       106,000
     Deferred income taxes                                       --        33,794        (6,219)
     ESOP compensation                                           --         3,484         6,687
     Loss on dispositions of property, plant, and
       equipment                                              3,530           195         1,156
     Changes in (net of acquisitions and dispositions):
       Accounts receivable                                  (68,398)       (1,044)      (14,827)
       Inventories                                           (2,399)      (24,022)       11,450
       Lease receivables                                      4,017         2,998       (14,547)
       Non-debt current liabilities and other              (131,397)       27,962       (73,607)
- -----------------------------------------------------------------------------------------------
Net cash provided by operating activities                   115,830       134,609       153,630
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant, and equipment               (152,807)     (146,437)     (124,512)
Proceeds from dispositions of property, plant, and
  equipment                                                  41,036        22,082         9,687
Purchase of short-term investments                               --       (18,588)           --
Sale of businesses, net of cash disposed                     70,519            --            --
Acquisitions of businesses, net of cash acquired                 --            --        (7,906)
Increase in other assets                                    (74,373)      (49,843)      (45,833)
- -----------------------------------------------------------------------------------------------
Net cash used in investing activities                      (115,625)     (192,786)     (168,564)
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                   73,480        73,348       104,794
Repayments                                                  (84,864)      (83,788)      (80,693)
Acquisitions of treasury stock                                   --       (11,487)           --
Proceeds from sale of stock by a subsidiary, net of
  Company's participation                                        --        13,690            --
Issuance of Common Stock to ESOP and under
  other stock plans                                          25,998        27,225        24,825
- -----------------------------------------------------------------------------------------------
Net cash provided by financing activities                    14,614        18,988        48,926
- -----------------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash and
  equivalents                                                 3,044        (3,616)          123
- -----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              17,863       (42,805)       34,115
Cash and equivalents at beginning of year                   106,179       148,984       114,869
- -----------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF YEAR                       $ 124,042     $ 106,179     $ 148,984
===============================================================================================
Supplementary cash flow information--
  cash paid during the year for:
       Income taxes                                       $  20,214     $  30,301     $  48,284
       Interest                                           $  13,069     $  15,551     $  17,609
===============================================================================================

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Tandem Computers Incorporated and its majority-owned subsidiaries (the Company) after the elimination of intercompany accounts and transactions.

REVENUE RECOGNITION

The Company generally recognizes revenue from hardware and software product sales at the time of shipment. When significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Product support and other revenues are recognized ratably over the contractual period or as the services are provided.

TRANSLATION OF NON-U.S. CURRENCY AMOUNTS

The Company's non-U.S. subsidiaries use as their functional currency the local currencies of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. In addition, all ongoing adjustments resulting from the process of translating each subsidiary's financial statements into U.S. dollars have been accumulated and recorded within a separate component of stockholders' investment. Foreign currency transaction gains and losses are not material and are included in the determination of net earnings.

INCOME TAXES

The Company accounts for research and development tax credits as a reduction of the provision for income taxes in the year in which the credits are realized. In general, the Company's practice is to provide U.S. federal taxes on undistributed foreign earnings.

  Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." See the Income Taxes note to the Consolidated Financial Statements.

EARNINGS (LOSS) PER SHARE

Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options which have a dilutive effect when applying the treasury stock method. Loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted earnings per share are substantially the same as reported earnings per share. As a result of terminating the Employee Stock Ownership Plan (ESOP), the approximately 2.4 million unallocated common shares held by the ESOP trust, which will be returned to Tandem's treasury, have been excluded from the 1994 weighted average common shares and shares outstanding calculations. Common and common equivalent shares were as follows:

- ------------------------------------------------------------
                          Outstanding    Common
(In thousands)               Shares     Equivalents   Total
- ------------------------------------------------------------
1994 weighted average       111,941       1,508      113,449
At September 30, 1994       113,149       3,716      116,865
============================================================

CASH AND EQUIVALENTS

Cash equivalents are valued at cost, which approximates market value; have original maturity dates not exceeding 90 days; and generally consist of certificates of deposit, time deposits, treasury notes, money market preferred stocks, municipal notes, and commercial paper.

SHORT-TERM INVESTMENTS

Short-term investments consist of U.S., state, and local debt securities, and are stated at amortized cost, which approximates market value.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories at September 30 were as follows:










- --------------------------------------------------------
(In thousands)                         1994       1993
- --------------------------------------------------------
Purchased parts and subassemblies    $ 52,370   $ 60,302
Work in process                        29,234     27,076
Finished goods                         78,005     76,328
- --------------------------------------------------------
Total                                $159,609   $163,706
========================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives.

COST IN EXCESS OF NET ASSETS ACQUIRED

The excess acquisition cost over the fair value of net assets of businesses acquired is being amortized using the straight-line method over estimated lives ranging from 5 to 10 years as of September 30, 1994. Amortization expense for 1994, 1993, and 1992 was $3.9 million, $14.9 million, and $17.0 million, respectively. During 1993, $151 million of unamortized cost in excess of net assets acquired was written off. See the Restructuring note to the Consolidated Financial Statements.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs when the resulting products become "technologically feasible" and amortizes those costs when, and as, the products are shipped. The annual amortization of the capitalized amounts is the greater of the amount computed based on the estimated revenue distribution over the products' remaining life or a straight-line method, generally three years, from the date of product release. The amounts of unamortized software development costs included in other assets at September 30, 1994 and 1993, were $117.7 million and $100.4 million, respectively. The amortization expense for 1994, 1993, and 1992 was $36.0 million, $33.1 million, and $30.4 million, respectively.

ADVERTISING EXPENSES

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for 1994, 1993, and 1992 was $28.5 million, $32.3 million, and $16.2 million, respectively.

FINANCIAL INSTRUMENTS

OFF BALANCE SHEET RISK

The Company enters into foreign currency forward exchange and option contracts to reduce the impact of currency fluctuations on intercompany and other foreign currency denominated balance sheet positions, and on certain anticipated intercompany revenue transactions related to sales by its foreign subsidiaries which are expected to occur within 12 months. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on forward exchange contracts and option contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Costs associated with entering forward and option contracts are amortized over the life of the instruments. The cash flows related to gains and losses on these contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

  The foreign currency forward exchange contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. Foreign currency option contracts generally provide the Company with the right, but not the obligation, to sell a specified amount of foreign currency at a fixed price on a specified future date. The forward contracts generally have maturities that do not exceed three months. The option contracts generally have maturities that range from 6 to 12 months. These contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At September 30, 1994, the Company had $142 million of foreign exchange forward contracts outstanding and $65 million of option contracts outstanding in 16 different currencies. At September 30, 1993, the Company had $282 million of foreign exchange forward contracts outstanding and $62 million of option contracts outstanding in 16 different currencies. Contracts to exchange European currencies and the Japanese yen represent approximately 94 percent of the total in 1994 and 95 percent of the total in 1993. Unrealized gains and losses related to these instruments at September 30, 1994 and 1993, are not material. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

FAIR VALUES OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and equivalents, accounts receivable and payable, notes payable, short-term borrowings,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The following table provides information regarding the estimated fair values of other financial instruments at September 30, 1994:

- -----------------------------------------------------------

                                         (Asset)/Liability
                                       --------------------
                             Contract  Carrying  Estimated
(In thousands)                Amount    Amount   Fair Value
- -----------------------------------------------------------
Long-term obligations:
  Japanese yen notes
    payable                            $12,923    $ 13,153
  Mortgages                            $ 9,613    $  9,907
Foreign exchange:
  Forward contracts,
    accrued costs            $142,000  $   306    $    363
  Option contracts,
    unamortized premium      $ 65,000  $(1,013)   $ (1,293)
==========================================================

The fair values for long-term obligations have been estimated using a discounted cash flow analysis based upon interest rates which approximate current interest rates for similar borrowings. The fair value of the foreign exchange forward contracts is based upon quoted market prices for the same or similar instruments. The fair value of option contracts is estimated using option pricing models. These values represent general approximations of potential value and are not necessarily the values which will be ultimately realized.

  During May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities," which requires a change in the method used to account for certain investments. The Company is required to adopt SFAS No. 115 in 1995. The Company has evaluated the implications of SFAS No. 115 and does not expect it to have a material impact on the Company's financial condition or results of operations.

CONCENTRATIONS OF CREDIT RISK

Credit risk with respect to trade receivables is generally diversified due to the number of entities that make up the Company's customer base and their dispersion across many different industries and geographies. Credit risk is also limited by the Company's credit evaluation process and reasonably short collection terms. Bad debt expenses have been insignificant, and generally, the Company does not require collateral or other security to support accounts receivable. The Company has short-term cash and foreign exposure management policies that limit the amount of credit exposure to any one financial institution and restrict placement of the investments and contracts to financial institutions evaluated as highly creditworthy.

RESTRUCTURING

During 1992, the Company developed a restructuring program aimed principally at reducing its cost structure and improving employee productivity on a worldwide basis. The restructuring actions resulted in a $106 million charge during 1992.

  During 1993, the Company initiated a separate restructuring program designed to streamline operations and lower its worldwide cost structure in anticipation of shipping the Himalaya product line. These restructuring actions resulted in a charge of $451 million and included reduction of headcount, consolidation of facilities, disposal of assets no longer required, and the write-off of cost in excess of net assets acquired (goodwill) as discussed below. As of September 30, 1994, $144 million remains in accrued liabilities and $29 million remains as a reduction of net property, plant, and equipment. At September 30, 1993, $243 million remained in accrued liabilities and $40 million remained as a reduction of net property, plant, and equipment.

  As of June 30, 1993, the Company's UB Networks, Inc., subsidiary (formerly Ungermann-Bass, Inc.) reported its second consecutive quarter of substantial and increased losses from operations. The results reflected a continuing and accelerating two-year decline in its financial performance. Due to the disappointing financial results, the lack of certain products in high-growth sectors of the market, and unsuccessful efforts by the subsidiary's management to attract public or private investment partners, management initiated a plan to restructure the operations which included reducing headcount, consolidating facilities, and redirecting certain development programs. Additionally, based upon the then current financial projections, which were significantly lower than at acquisition, it was concluded the acquisition goodwill could no longer be assured of recovery and the balance of $151 million was written off and included in the 1993 restructuring charges.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The goodwill write-off was calculated by comparing the balance with future undiscounted cash flow projections at the subsidiary. The cash flow projections anticipated the cost and probable future savings from the restructuring actions as well as the benefits from products and technologies that were in the latter stages of development. The projections indicated that undiscounted cash flows from operations were expected to be negative for the next several years and cumulatively negative for the remaining life of the goodwill.

  The restructuring provisions, supported by appropriate levels of specificity for planned actions, were established and approved by the Company's executive management and its Board of Directors. Actual restructuring costs are recognized as reductions in related restructuring reserves in the period incurred. Information relating to restructuring activity, other than the goodwill write-off discussed above, is presented below.

- -----------------------------------------------------------------------------------
(In          Reduction of                Internal  Discontinued
thousands)    Work Force    Facilities   Systems    Activities    Other     Total
- ----------------------------------------------------------------------------------
Provision:
 1992          $ 44,000      $ 38,000    $    --      $18,000    $ 6,000   $106,000
 1993           103,000        79,000     34,000       24,000     60,000    300,000
- ----------------------------------------------------------------------------------
Total           147,000       117,000     34,000       42,000     66,000    406,000
- ----------------------------------------------------------------------------------
Utilized:
 1992            32,088        16,838         --        6,649      2,865     58,440
 1993            28,278        10,860         --       20,026      5,825     64,989
 1994            34,568        34,560     10,178        4,614     25,473    109,393
- ----------------------------------------------------------------------------------
Total            94,934        62,258     10,178       31,289     34,163    232,822
- ----------------------------------------------------------------------------------
Balances,
September 30,
1994           $ 52,066      $ 54,742    $23,822      $10,711    $31,837   $173,178
==================================================================================
Cash used:
 1992          $ 32,088      $  6,296    $    --      $ 4,356    $ 2,865   $ 45,605
 1993            28,278         9,142         --        4,999      5,825     48,244
 1994            34,568        25,075     10,178       (5,037)    23,680     88,464
 Expected
   future        52,066        42,325     23,822        3,455     21,410    143,078
- ----------------------------------------------------------------------------------
Total          $147,000      $ 82,838    $34,000      $ 7,773    $53,780   $325,391
===================================================================================

The provisions for reduction of work force include severance, related medical and other benefits, and in the 1993 provision, retention incentives payable during 1995 for a limited number of employees critical to the Company's ongoing operations. The provisions include termination benefits for approximately 2,500 employees, of which approximately two-thirds were based in the United States. Approximately one-half of the planned terminations were in sales, marketing, and administrative functions, and the balance was evenly distributed among manufacturing, service and support, development, and UB Networks. Approximately 650 employees were terminated during each of the 1992, 1993, and 1994 fiscal years, and approximately 125 were terminated shortly after the Company's 1994 year-end. Together with retention incentives, payments for work force reduction during the first quarter of 1995 are expected to be approximately $20 million. A significant and unanticipated level of voluntary employee terminations during 1994 has complicated work force restructuring actions, and the Company believes that the balance of reduction in work force costs will likely be incurred later in 1995. Due to geographic and compensation mixes, average employee termination payments are expected to exceed those for employees terminated from 1992 through the first quarter of 1995.

  The provisions for facilities include lease payments and fixed costs on idle facilities, write-offs of related facility improvements, moving and other expenses associated with the closure of approximately 2 million square feet of office and manufacturing space throughout all principal geographic areas, and the write-down of properties no longer to be developed. As of September 30, 1994, facilities restructure reserves included approximately $42 million representing lease payments and expenses for idle facilities, approximately $9 million representing related improvements, and approximately $3 million of estimated future losses on properties not to be developed. The above leases have remaining terms generally not exceeding five years.

  The provision for internal systems includes estimated costs to reengineer and accelerate the implementation of new systems and processes required to support significant consolidation, centralization, and reorganization in nearly every business function and to facilitate the significant work force reductions referred to above. These efforts are expected to be substantially completed during 1995.

  The provision for discontinued activities in 1992 includes, principally, lease and other costs and losses associated with closing a manufacturing operation in Germany during 1992 and the sale of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's Watsonville, California, printed circuit board manufacturing operation in early 1993. The 1993 provision includes, principally, costs and losses associated with discontinuing two product initiatives at the Company's telecommunications division and with exiting and eventually selling certain assets and the disk drive business of the Company's Array Technology subsidiary in 1994. The above provisions are net of approximately $6 million and $10 million cash proceeds received in 1993 and 1994, respectively. As of September 30, 1994, estimated losses on assets not yet disposed aggregated approximately $8 million. Future cash utilization consists of approximately $2 million representing the present value of a long-term land lease in Germany and approximately $1 million representing sustaining support and other expenses through 1995 for discontinued products.

  The provisions for other costs consist principally of moving, travel, temporary living, and other expenses in connection with reorganizing and centralizing general and administrative functions of the Europe division and with reorganizing and relocating headquarters' operations in Asia/Pacific and Latin America; costs associated with the relaunch of a new corporate image at the UB Networks subsidiary and asset write-offs as a result of redirecting product strategies; temporary living, travel, and duplicate development laboratory costs associated with an offshore software development organization for certain development and support activities; relocation expenses and equipment write-offs in connection with consolidating and moving manufacturing activities to a new facility in Fremont, California, in mid-1995; and duplicate costs and expenses associated with opening a new manufacturing facility in Scotland during 1994. These actions are expected to be substantially completed during 1995.

ACCOUNTS RECEIVABLE

In December 1993, the Company entered into a three-year receivables purchase agreement with a group of financial institutions whereby the Company can sell a percentage ownership interest in an eligible pool of accounts receivable, up to $150 million, on a limited recourse basis. Under the terms of the agreement, the Company retains collection and servicing responsibilities for the receivables and retains substantially the same risk of credit loss as if the interest in receivables had not been sold. One component of the agreement for up to $75 million will expire in 1997, and the other component for up to $75 million will expire in 1996 but is renewable annually with the consent of both parties.

During 1994 the Company sold an interest in receivables of $35 million, which was fully redeemed by September 30, 1994.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment balances at September 30 were as follows:

- ---------------------------------------------------------
(In thousands)                      1994           1993
- ---------------------------------------------------------
Land and buildings              $  380,760     $  396,249
Machinery and equipment            180,500        181,535
Computer equipment                 480,811        449,189
System spares                       95,743         92,221
Leasehold improvements              54,157         58,907
Construction in progress            15,766         11,329
Restructuring reserves             (28,849)       (39,819)
- ---------------------------------------------------------
Total                           $1,178,888     $1,149,611
=========================================================

Included in land and buildings at September 30, 1994 and 1993, were approximately $55.9 million and $69.5 million, respectively, of costs relating to land and land improvements on undeveloped parcels located near the Company's Cupertino, California, headquarters.

  Depreciation expense was $122.6 million, $122.3 million, and $130.5 million in 1994, 1993, and 1992, respectively.

  The Company leases certain equipment, automobiles, and some of its operating facilities and offices under operating lease agreements. Future minimum lease payments as of September 30, 1994, net of amounts included in restructuring, are as follows (in millions): $52.8 (1995), $47.4 (1996), $30.3 (1997), $21.9
(1998), $14.6 (1999), and $81.1 (2000 and thereafter). Rent expense was $62.7 million, $79.8 million, and $96.0 million in 1994, 1993, and 1992, respectively.

BUSINESS COMBINATIONS

In 1994 the Company sold 100 percent of its interest in Applied Communications, Inc. (ACI), acquired April 12, 1991, and Applied Communications, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Limited (ACI, Ltd.), acquired December 31, 1991, for approximately $53.6 million net cash. The sales of these subsidiaries resulted in a gain for financial accounting purposes of $23 million. The consolidated results of operations include the results of ACI and ACI, Ltd., from their respective acquisition dates through December 31, 1993, their disposition date.

  Effective November 15, 1991, the Company acquired a 55 percent interest (50.1 percent on a fully diluted basis) in NetWorth, Inc. (NetWorth). NetWorth develops and sells hardware used in local area network systems. In 1993, NetWorth completed an initial public offering of its common stock in which it received net proceeds of $27 million. The Company participated in the offering by purchasing new shares approximately in proportion to its then ownership. On March 31, 1994, NetWorth acquired approximately 30 percent of the shares then held by the Company for a cash purchase price of $20 million, financed by debt, thereby reducing the Company's ownership to approximately 32 percent. After expenses of the transaction and adjusting the Company's investment to reflect its approximate $5.6 million equity in NetWorth's remaining net assets, the Company realized no gain or loss for financial accounting purposes. From March 31, 1994, the investment in NetWorth is accounted for under the equity method of accounting and is included in other assets.

  On March 15, 1994, the Company sold its interest in the storage subsystems business of Array Technology Corporation, acquired in 1990, together with certain assets, to EMC Corporation for approximately $10 million cash. As part of its 1993 restructuring plan and related provision, the Company decided to sell or otherwise dispose of this business unit. Accordingly, the transaction was recorded as part of restructuring activity and no gain or loss was realized for financial accounting purposes.

  In 1993, the Company sold 100 percent of its interest in MPACT EDI Systems, Inc. (MPACT), acquired October 1, 1991, to Immedia Infomatic Corporation (Immedia), a Canadian company. In exchange, the Company received cash and approximately 20 percent interest in the outstanding common stock of Immedia. The sale did not result in a gain or loss for financial accounting purposes. The consolidated results of operations include the results of MPACT through June 30, 1993, its disposition date.

LEASING PROGRAM

The Company offers lease financing of selected products to its customers. Sales-type leases are originated by the Company and either sold on a nonrecourse basis or used as collateral for borrowings from certain third-party financial institutions. Under lease borrowings, the Company receives all proceeds at the inception of the lease in the form of a limited recourse borrowing. The third-party financial institution assumes the administrative responsibility for collection of the lease receivables and the credit risk, subject to the limited recourse provisions. In the event of a default by a lessee, recourse by the financial institutions is limited to the collateralized computer equipment and a recourse amount, if any, from a limited recourse pool established as a percentage of each associated group of financed lease transactions. The Company may also be required to participate in remarketing the computer equipment on a "best efforts" basis on behalf of the financial institutions.

  The following table relates the borrowing and repayment activity in the lease-related installment notes to the investment in sales leases:

- ----------------------------------------------------------
(In thousands)              1994        1993        1992
- ----------------------------------------------------------
Total borrowings,
  beginning balance       $114,274    $129,860    $104,020
Current year borrowings     72,878      50,195      79,096
Current year repayments    (65,478)    (65,781)    (53,256)
- ----------------------------------------------------------
Total borrowings, ending
  balance                  121,674     114,274     129,860
Leases not funded at
  year-end                  16,558      25,864      18,329
Insured residual values         49          70       1,173
- ----------------------------------------------------------
Investment in sales
  leases                   138,281     140,208     149,362
Less current lease
  receivables              (61,516)    (60,376)    (59,154)
- ----------------------------------------------------------
Lease receivables         $ 76,765    $ 79,832    $ 90,208
==========================================================




The borrowings and repayments shown above are included in the Company's total borrowings and repayments as shown in the Consolidated Statements of Cash Flows.

  Sales of lease receivables in 1994, 1993, and 1992 were $9.0 million, $28.6 million, and $19.6 million, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  At September 30, 1994 and 1993, reserves for recourse liabilities on lease receivables were approximately $5.5 million and $7.2 million, respectively.

SHORT-TERM BORROWINGS

Short-term borrowings consisted of notes payable of $15.1 million at September 30, 1993.

  Notes payable generally consist of notes, bankers' acceptances, and borrowings under uncommitted credit lines at a weighted average interest rate of 3.7 percent at September 30, 1993. The carrying value of short-term borrowings approximated fair values due to their short-term nature.

  In 1993, the Company suspended its $200 million commercial paper program. Borrowings under the commercial paper program were insignificant during 1993.

LONG-TERM OBLIGATIONS

Long-term obligations at September 30 consisted of the following:

- --------------------------------------------------------
(In thousands)                      1994         1993
- --------------------------------------------------------
Installment notes due through
  1999, collateralized by lease
  receivables(1)                   $121,674     $114,274
Japanese yen notes payable,
  due 1995 to 1997(2)                12,923       12,074
Mortgages (9.3%-14.5%)(3)             9,613       11,366
Other                                   391        1,832
- --------------------------------------------------------
Total obligations                   144,601      139,546
Less current portion                (58,120)     (53,384)
- --------------------------------------------------------
Long-term obligations              $ 86,481     $ 86,162
========================================================

(1) Weighted average interest rates were 8.5% and 9.5% at September 30, 1994 and 1993, respectively.

(2) Weighted average interest rates were 4.4% and 4.6% at September 30, 1994 and 1993, respectively.

(3) Payable monthly; maturing 1997 to 2001; weighted average interest rates were 11.4% and 11.6% at September 30, 1994 and 1993. The mortgages are secured by certain land and buildings, with a carrying value of approximately $45 million.

Principal repayments required in the future are as follows (in millions): $58.1
(1995), $47.7 (1996), $26.0 (1997), $8.8 (1998), $2.4 (1999), and $1.6
(thereafter).

  At September 30, 1994 and 1993, the fair values of the long-term obligations were $13.2 million and $12.8 million, respectively, for Japanese yen notes; and $9.9 million and $13.2 million, respectively, for mortgages. Fair values have been estimated using a discounted cash flow analysis based upon interest rates which approximate current interest rates for similar borrowings.

  During 1993, the Company canceled its $200 million multiple option financing facility (MOFF). The MOFF was scheduled to expire in September 1993. There had never been borrowings under the MOFF. See the Accounts Receivable note to the Consolidated Financial Statements regarding a new financing facility.

  The Company has guaranteed payment of personal bank loans made to officers and other employees totaling $4.1 million and $4.2 million, at September 30, 1994 and 1993, respectively, under a bank credit line of $5.0 million.

ACCRUED LIABILITIES

Accrued liabilities at September 30 were as follows:

- --------------------------------------------------------
(In thousands)                       1994         1993
- --------------------------------------------------------
Accrued salaries and related
  items                            $ 74,690     $ 78,459
Accrued commissions to third
  parties                            15,118       15,370
Deferred income                     170,957      180,908
Restructuring reserves              144,329      242,752
Other                               122,416      130,891
- --------------------------------------------------------
Total                              $527,510     $648,380
========================================================

INCOME TAXES

Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected not to restate its financial statements for any periods prior to October 1, 1992.

  Although the Company incurred a loss in 1993, there was a provision for income taxes consisting primarily of taxes currently payable in foreign jurisdictions and the reduction of deferred tax assets. A significant portion of the 1993 operating loss provided no current tax benefit.

  Income (loss) before income taxes and cumulative effect of accounting change is as follows:

- ----------------------------------------------------------
(In thousands)             1994       1993          1992
- ----------------------------------------------------------
U.S.                     $114,077   $(319,106)    $(30,265)
Foreign                    67,123    (144,033)      (1,337)
- ----------------------------------------------------------
Total                    $181,200   $(463,139)    $(31,602)
==========================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes included the following:

- ----------------------------------------------------------
                              SFAS No. 109          APB 11
                                 Method             Method
                            -----------------       ------
(In thousands)              1994         1993        1992
- ----------------------------------------------------------
Federal:
  Current                  $ 1,046     $    --     $(6,924)
  Deferred                      --      52,359          --
- ----------------------------------------------------------
                             1,046      52,359      (6,924)
- ----------------------------------------------------------
State:
  Current                    1,459          --         600
  Deferred                      --       3,152          --
- ----------------------------------------------------------
                             1,459       3,152         600
- ----------------------------------------------------------
Foreign:
  Current                    8,495       9,747      22,125
  Deferred                      --       1,701      (6,219)
- ----------------------------------------------------------
                             8,495      11,448      15,906
- ----------------------------------------------------------
Total provision            $11,000     $66,959     $ 9,582
==========================================================

The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income (loss) before income taxes, as follows:

- --------------------------------------------------------
                                SFAS No. 109      APB 11
                                  Method          Method
                               --------------     ------
(In thousands)                 1994      1993      1992
- --------------------------------------------------------
Federal statutory tax rate      35.0%    (35.0)%   (34.0)%
Losses with no current tax
  benefit                        2.8      24.1      86.5
Foreign earnings at other
  than U.S. statutory rate        --        .7       2.9
Valuation allowance
  (utilization)/provision      (34.1)     11.9        --
State taxes, net of federal
  income tax benefit              .8        --       1.9
Research and development tax
  credits                         --        --     (14.0)
Tax-exempt Foreign Sales
  Corporation income              --        --     (22.4)
Amortization and write-off of
  cost in excess of net
  assets acquired                 .3      12.3      14.7
Other                            1.3        .5      (5.3)
- --------------------------------------------------------
Effective tax rate               6.1%     14.5%     30.3%
========================================================

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of September 30 are as follows:

- --------------------------------------------------------
(In thousands)                      1994          1993
- --------------------------------------------------------
Deferred tax assets:
  Restructuring accruals         $  71,567     $ 103,240
  Inventory reserves                26,031        23,632
  Deferred income                   18,894        13,155
  Intercompany profit
    eliminations                    58,346        63,667
  Federal tax credit carryovers
    (expire beginning 1997)         29,991        22,857
  Foreign net operating loss
    carryovers (expire
    beginning 1997)                 32,268        27,055
  Foreign taxes on unremitted
    foreign earnings, net of
    the related U.S. tax
    liability                       40,345        34,578
  Other                             15,566        24,119
- --------------------------------------------------------
Total deferred tax assets          293,008       312,303
Valuation allowance for
  deferred tax assets             (196,873)     (236,915)
- --------------------------------------------------------
Net deferred tax assets          $  96,135     $  75,388
- --------------------------------------------------------
Deferred tax liabilities:
  Capitalized software           $ (41,415)    $ (25,665)
  Operating leases for income
    tax reporting                  (44,412)      (38,503)
  Accelerated depreciation         (10,308)      (11,220)
- --------------------------------------------------------
Total deferred tax liabilities   $ (96,135)    $ (75,388)
- --------------------------------------------------------
Total net deferred tax assets    $      --     $      --
========================================================

For financial reporting purposes, the valuation allowance at September 30, 1994 and 1993, reduced net deferred tax assets to an amount realizable based upon taxes paid for prior years without relying on future income. This amount includes $24.5 million and $22.5 million in 1994 and 1993, respectively, attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized.

  The sources of deferred (prepaid) income taxes for the year ended September 30, 1992, were as follows:

- -------------------------------------------------------
(In thousands)                                    1992
- -------------------------------------------------------
Inventory reserves                              $ 1,472
Installment sale method for income tax
  reporting                                      (3,928)
Effect of intercompany profit eliminations       (1,106)
Operating leases for income tax reporting         8,744
Deferred income                                  (5,583)
Capitalized software                              6,275
Unrealized exchange gains (losses)               (3,050)
Other                                            (9,043)
- -------------------------------------------------------
Total deferred (prepaid)                        $(6,219)
=======================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL STOCK

The Company's authorized capital stock consists of 2.4 million shares of preferred stock, of which .8 million shares are designated as Series A Participating Preferred Stock; 4.0 million shares of Junior Common Stock; and
396.0 million shares of Common Stock. No shares of preferred stock or Junior Common Stock have been issued. At September 30, 1994 and 1993, 21.1 million shares and 24.0 million shares of Common Stock, respectively, were reserved for future issuance under stock option plans and the employee stock purchase plan.

TREASURY STOCK

Treasury shares are carried at cost and are being used to satisfy requirements under employee stock and benefit plans. At September 30, 1994 and 1993, the Company held .7 million shares with an aggregate cost of $9.1 million and $8.9 million, respectively.

STOCK RIGHTS

The Company has a stock rights plan (the Plan), which is intended to protect stockholders from unfair takeover practices. Under the Plan, each share of Common Stock carries one right to obtain additional stock or other property with equivalent value on terms provided in the Plan. The rights will not be exercisable or transferable apart from the Common Stock until another person or group of persons (subject to certain exceptions) acquires at least 20 percent of the Common Stock or commences, or announces its intention to commence, a tender offer for at least 30 percent of the Common Stock.

  The rights are redeemable by the Board of Directors or upon vote of the stockholders for $.05 per right or property with an equivalent value, and expire on June 17, 1998.

EMPLOYEE BENEFITS

The Company has a long-standing policy of encouraging all employees to become stockholders. This policy is based on a belief that all stockholders benefit from the higher productivity, lower turnover, and improved customer satisfaction realized by providing employees with a personal stake in the Company's success.

EMPLOYEE STOCK OWNERSHIP PLAN

In 1989, the Company adopted the Tandem Computers Incorporated Employee Stock Ownership Plan (ESOP). During 1993, contributions to the ESOP were suspended and the Company announced its intention to terminate the ESOP and reacquire all of the unallocated shares from the ESOP trust. Total compensation expense from all contributions to the ESOP was $4.3 million and $6.7 million in 1993 and 1992, respectively. Included in the ESOP compensation expense was the contribution of 279,000 shares and 440,000 shares of treasury stock in 1993 and 1992, respectively. All allocated shares in the ESOP were automatically vested to the participants on September 30, 1993.

  As of September 30, 1994 and 1993, there were approximately 2.4 million unallocated outstanding shares in the ESOP trust that will be returned to Tandem's treasury. For financial accounting purposes, the reacquisition and termination of the ESOP will not require an outlay of cash, nor will it impact the Company's results of operations.

STOCK OPTION PLANS

The Company has stock option plans under which eligible individuals may be granted options to purchase shares of Common Stock, generally at fair market value at the time of the grant. In general, options become exercisable six months after the effective date, vest over four years, and expire no more than ten years after the effective date. At the discretion of the Board of Directors, options granted under the stock option plans may qualify as incentive stock options under the Internal Revenue Code of 1986.

  In 1993, options were granted to acquire 2.6 million shares which generally vest upon obtaining certain performance targets. If these targets are not met, these options will become fully vested after four years. In 1994, 1.1 million of these shares became fully vested.

  At September 30, 1994 and 1993, options for 2.3 million shares and 1.9 million shares, respectively, were available for future grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE STOCK PURCHASE PLAN

Under the employee stock purchase plan, the Company may offer shares to employees in two ways. Under the first method, eligible employees may elect to purchase shares of Common Stock at the lower of 85 percent of fair market value as of the last trading day before the beginning of each quarter, or as of the last trading day of each quarter. Under this method, in 1994, 1993, and 1992, employees purchased 1,111,000 shares for aggregate proceeds of $10.4 million; 1,351,000 shares for aggregate proceeds of $13.6 million; and 1,545,000 shares for aggregate proceeds of $15.6 million, respectively. Under the second method, the Company may grant to all eligible employees an option to purchase an identical number of shares of Common Stock at not less than 85 percent of fair market value at the grant date. As of September 30, 1994 and 1993, the Company has reserved 2.1 million shares and 2.7 million shares, respectively, for future issuance under its employee stock purchase plan.

STOCK OPTION ACTIVITY

Information concerning the combined option activity during the years ended September 30, under the stock option plans and the option portion of the employee stock purchase plan is as follows:

- ----------------------------------------------------------------------------
(In millions except
per share amounts          1994                 1993                 1992
- ----------------------------------------------------------------------------
                           Aggregate            Aggregate          Aggregate
                   Shares    Price     Shares     Price    Shares    Price
- ----------------------------------------------------------------------------
Beginning of year   19.4   $ 254.7      19.2     $ 288.6    18.3     $ 289.2
Options granted      0.8       9.8       9.3       108.7     4.4        51.6
Options exercised
 ($7.00 to $16.00
 per share)         (1.5)    (16.9)     (1.7)      (16.3)   (1.0)       (9.2)
Options canceled    (2.0)    (25.6)     (7.4)     (126.3)   (2.5)      (43.0)
- ----------------------------------------------------------------------------
End of year         16.7   $ 222.0      19.4     $ 254.7    19.2     $ 288.6
============================================================================
Options vested at
 year-end           12.4                10.9                12.2
============================================================================

Included in the 1993 activity are the cancellation of options for 3.7 million shares and regrants of options for 2.9 million shares, at exercise prices equal to the fair market value on the dates of the regrants. The regrants did not affect the vested status of the shares.

  Although stock options may be exercised before they are fully vested and the effect of all dilutive stock options is considered in the determination of earnings per share, the following tables show the maximum number of shares that would be issued based on the number of options vesting in each future year and the maximum number of shares expiring in each future year. The option vesting table does not reflect any anticipated early vesting based upon stock price performance.

- ---------------------------------------------------------------------
         Maximum number of existing options vesting each year
- ---------------------------------------------------------------------
                                                        1988
Exercise                1994                            and
Price                   and                            There-   Total
Range                  Prior    1995   1996   1997     after   Shares
- ---------------------------------------------------------------------
(In thousands except
price range amounts)
- ---------------------------------------------------------------------
Under $9.00               --      --     --      --       1         1
$9.00-$9.99            1,609      60     50   1,315       1     3,035
$10.00-$10.99            489     310    306     187       1     1,293
$11.00-$11.99            490     189    172      51       4       906
$12.00-$12.99          1,426     577    248      41       2     2,294
$13.00-$13.99          2,585     247     94      48      10     2,984
$14.00-$14.99          2,915     130     84      39       7     3,175
$15.00-$15.99            174      34     28      17       2       255
$16.00-$16.99            674      18      7       2      --       701
$17.00-$17.99            873       1     --      --      --       874
$18.00-$18.99            211      --     --      --      --       211
$19.00-$19.99            665      --     --      --      --       665
Over $20.00              283      --     --      --      --       283
- ---------------------------------------------------------------------
                      12,394   1,566    989   1,700      28    16,677
=====================================================================

- ----------------------------------------------------------------------
        Maximum number of existing options expiring each year
- ----------------------------------------------------------------------
                                                         1999
Exercise                                                 and
Price                                                   There-   Total
Range                   1995    1996    1997   1998     after   Shares
- ----------------------------------------------------------------------
(In thousands except
price range amounts)
- ----------------------------------------------------------------------
Under $9.00               --      --      --     --         1        1
$9.00-$9.99              424      --      --     31     2,580    3,035
$10.00-$10.99              1       2       1     15     1,274    1,293
$11.00-$11.99              2      11       4      9       880      906
$12.00-$12.99              2       6      21     16     2,249    2,294
$13.00-$13.99             59      15       5    509     2,396    2,984
$14.00-$14.99             18       5     904    816     1,432    3,175
$15.00-$15.99             --       3       5     --       247      255
$16.00-$16.99             32      10      10     61       588      701
$17.00-$17.99             20       6     327    307       214      874
$18.00-$18.99              9       4      --    160        38      211
$19.00-$19.99             12      36     367     67       183      665
Over $20.00                1       2      68     --       212      283
- ----------------------------------------------------------------------
                         580     100   1,712  1,991    12,294   16,677
======================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPTION LOAN PROGRAM

The Company has the Tandem Computers Incorporated Option Loan Program (the Program) to enable employees to exercise certain outstanding options. Under the Program, the Company can issue full recourse loans that are secured by a pledge of the Company's Common Stock. Loan agreements entered into between the Company and participants provide that in the event of a change in control of the Company (as defined), principal and interest will be forgiven over a four-year period. The amounts outstanding at September 30, 1994 and 1993, were insignificant.

401(K) INVESTMENT PLAN

The Company has a 401(k) investment plan (the Investment Plan) covering substantially all of its U.S. employees. Under the Investment Plan, participating employees may defer up to 18 percent of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit ($9,240 for calendar year 1994). The Company matches 63 percent to 100 percent of each employee's contribution up to a maximum 2.5 percent of the employee's earnings. The Company's matching contributions to the Investment Plan for 1994, 1993, and 1992 were $7.9 million, $7.3 million, and $2.8 million, respectively.

COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

  See the Property, Plant, and Equipment note to the Consolidated Financial Statements for a discussion of the Company's operating lease commitments.

SEGMENT INFORMATION

The Company operates primarily in one industry segment, which includes the development, manufacturing, marketing, and servicing of computer systems, networks, and software.

  The Company operates in five geographic regions: the United States (internally, included in the Americas Division), Americas, Europe, Japan, and Asia/Pacific. Americas includes operations in North and South America outside of the United States, principally Canada and Latin America.

  The following table sets forth information about the Company's operations in these different geographic regions for the fiscal years ended September 30:

- -----------------------------------------------------------
(In thousands)            1994         1993         1992
- -----------------------------------------------------------
Revenues
  United States --
    customers          $1,127,518   $1,087,665   $  991,786
  United States --
    intercompany          512,700      547,298      554,505
  Americas --
    customers              86,727       85,755      109,209
  Americas --
    intercompany              811       27,620       52,647
  Europe -- customers     512,162      538,068      630,848
  Europe --
    intercompany           23,186        9,383       22,618
  Japan -- customers      265,277      233,078      215,538
  Japan --
    intercompany              825        6,304        3,480
  Asia/Pacific --
    customers             116,351       86,394       89,536
  Asia/Pacific --
    intercompany            4,734        1,595          753
- -----------------------------------------------------------
                        2,650,291    2,623,160    2,670,920
Eliminations             (542,256)    (592,200)    (634,003)
- -----------------------------------------------------------
Total revenues         $2,108,035   $2,030,960   $2,036,917
===========================================================

Pre-tax income (loss)
  United States        $  140,191   $ (280,898)  $     (193)
  Americas                    390      (16,476)       7,787
  Europe                   29,364     (141,572)     (25,209)
  Japan                    12,530        3,802        7,029
  Asia/Pacific             (2,881)     (23,764)      (9,710)
- -----------------------------------------------------------
                          179,594     (458,908)     (20,296)
Eliminations                1,606       (4,231)     (11,306)
- -----------------------------------------------------------
Total pre-tax income
  (loss)               $  181,200   $ (463,139)  $  (31,602)
===========================================================

Identifiable assets
  United States        $1,304,937   $1,324,437   $1,588,241
  Americas                 35,880       36,115       64,114
  Europe                  351,386      315,765      357,520
  Japan                   134,716      124,123      124,304
  Asia/Pacific             71,998       50,409       57,114
- -----------------------------------------------------------
                        1,898,917    1,850,849    2,191,293
Eliminations             (137,032)    (165,640)    (145,869)
- -----------------------------------------------------------
Total identifiable
  assets               $1,761,885   $1,685,209   $2,045,424
===========================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intercompany transfers are made at arm's-length prices. Pre-tax income (loss) for 1993 includes restructuring charges for United States, Americas, Europe, Japan, and Asia/Pacific in the approximate amounts of $358 million, $8 million, $70 million, $8 million, and $7 million, respectively. Pre-tax income (loss) for 1992 includes restructuring charges for United States, Americas, Europe, and Asia/Pacific in the approximate amounts of $81 million, $3 million, $18 million, and $4 million, respectively. Identifiable assets are those assets of the Company that are identified with the operations of the corresponding geographic area. United States customer revenues include export sales of $97 million in 1994, $51 million in 1993, and $52 million in 1992.

QUARTERLY FINANCIAL DATA (UNAUDITED)

- -------------------------------------------------------------------
(In thousands except per share amounts)
- -------------------------------------------------------------------
Fiscal 1994
Quarters ended          Dec. 31    March 31     June 30    Sept. 30
- -------------------------------------------------------------------
Total revenues          $475,553   $ 484,128   $ 543,941   $604,413
Gross margin            $254,662   $ 265,857   $ 298,672   $333,576
Income before income
 taxes                  $ 27,504   $  28,283   $  51,010   $ 74,403
Net income              $ 24,904   $  25,783   $  48,510   $ 71,003
Earnings per share      $    .22   $     .23   $     .43   $    .62
Market stock price
 range
   High                 $  13.63   $   16.38   $   15.25   $  16.75
   Low                  $  10.00   $   10.88   $   10.50   $  11.25
===================================================================


- -------------------------------------------------------------------
(In thousands except per share amounts)
- -------------------------------------------------------------------
Fiscal 1993
Quarters ended          Dec. 31    March 31     June 30    Sept. 30
- -------------------------------------------------------------------
Total revenues          $483,878   $ 517,647   $ 475,580   $553,855
Gross margin            $292,104   $ 301,762   $ 253,698   $297,342
Income (loss) before
 income taxes and
 cumulative effect of
 change in accounting
 for income taxes       $  8,134   $  17,569   $(494,530)  $  5,688
Net income (loss)       $ 17,512   $  11,103   $(549,530)  $  3,188
Earnings (loss) per
 share                  $    .16   $     .10   $   (4.88)  $    .03
Market stock price
 range
   High                 $  15.88   $   16.88   $   13.75   $  12.50
   Low                  $  10.00   $   11.75   $    9.88   $   8.50
===================================================================

The results of operations for the quarter ended December 31, 1992, include a cumulative positive effect of a change in accounting for income taxes of $12 million ($.11 per share). See the Income Taxes note to the Consolidated Financial Statements. The results of operations for the quarter ended June 30, 1993, include restructuring charges of $451 million ($4.00 per share). See the Restructuring note to the Consolidated Financial Statements.

  Tandem Computers Incorporated Common Stock is traded on the New York, Midwest, and Pacific Stock Exchanges under the trading symbol TDM. All quotations shown represent the high and low sale prices. The Company has not declared or paid any cash dividends on its Common Stock and has no plans to do so in the foreseeable future. As of November 30, 1994, there were approximately 8,635 holders of record of the Common Stock of the Company.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tandem Computers Incorporated:

        We have audited the accompanying consolidated balance sheets of Tandem Computers Incorporated and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tandem Computers Incorporated and subsidiaries at September 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in the Notes to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes.

                                                              ERNST & YOUNG LLP

San Jose, California
October 25, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS. Reference is made to the information regarding directors appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's definitive Proxy Statement dated December 16, 1994, for its 1995 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated in this Form 10-K by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME               AGE         POSITION OR OFFICE AND PRINCIPAL OCCUPATION
             ----               ---         -------------------------------------------
James G. Treybig..............  54    President and Chief Executive Officer since 1974. Mr.
                                      Treybig is the principal founder of the Company and has
                                      been its president since its formation. Mr. Treybig has
                                      been a director of the Company since 1974.

Jack W. Chapman...............  60    Vice President and Chairman, Tandem Europe since October
                                      1990. Vice President, Sales from 1988 to 1990, Vice
                                      President, International Sales Operations from 1986 to
                                      1988, and Vice President and Managing Director, European
                                      Division from 1983 to 1986. Mr. Chapman joined Tandem in
                                      1978 as Managing Director of Tandem Computers Limited in
                                      the United Kingdom. He has also held the positions of
                                      Director of the Northwest Europe Region and General
                                      Manager of Central Europe.

Donald E. Fowler..............  56    Senior Vice President and General Manager, Solutions
                                      Products Group since 1993. Senior Vice President and
                                      General Manager, Tandem Companies Group from 1988 to
                                      1993. Vice President, Strategy and Corporate Development
                                      from 1986 to 1988. Prior to joining Tandem, Mr. Fowler
                                      held various management positions at Bechtel Group,
                                      Inc., from 1976 to 1986, and at IBM from 1965 to 1976.

Kurt L. Friedrich.............  45    Senior Vice President and General Manager, Systems
                                      Development Group since 1993. Prior to joining Tandem,
                                      Mr. Friedrich was General Manager, Software Development,
                                      at Hewlett Packard Company from 1992 to 1993, and was
                                      Vice President, Software Development, and held other
                                      software and product management positions, at Digital
                                      Equipment Corporation from 1974 to 1992.

Lawrence A. Laurich...........  51    Vice President, Systems Development since 1992. Vice
                                      President, Systems and Manufacturing Development from
                                      1988 to 1992, Vice President, Transaction Systems
                                      Division from 1987 to 1988, Vice President, Engineering
                                      from 1985 to 1987, Vice President, Hardware Development
                                      from 1983 to 1985, and Vice President, Engineering from
                                      1978 to 1983.

Anthony H. Lewis, Jr..........  41    Vice President and Corporate Controller since 1993.
                                      Finance Director and Controller, Tandem Sales and
                                      Marketing Group, from 1989 to 1993. Director, Corporate
                                      Financial Analysis, from 1986 to 1989. Mr. Lewis was a
                                      Vice President at Bank of America prior to joining
                                      Tandem.

             NAME               AGE         POSITION OR OFFICE AND PRINCIPAL OCCUPATION
             ----               ---         -------------------------------------------
Robert C. Marshall............   63   Senior Vice President and Chief Operating Officer since
                                      1980. Vice President and Chief Operating Officer from
                                      1979 to 1980. Mr. Marshall joined the Company in 1975 as
                                      Vice President of Manufacturing. Mr. Marshall has been a
                                      director of the Company since 1980.

Josephine T. Parry............   46   Vice President, General Counsel and Secretary since
                                      1992. Assistant General Counsel and Director of Law from
                                      1989 to 1992. Ms. Parry joined Tandem in 1987 from Atari
                                      Corporation where she served as Corporate Counsel from
                                      1984 to 1987.

Gerald L. Peterson............   49   Senior Vice President and General Manager, Tandem Sales
                                      and Support Group since 1993. Senior Vice President and
                                      General Manager, Tandem Sales and Marketing Group from
                                      1988 to 1993. Vice President, Marketing from 1985 to
                                      1988, Vice President, International Marketing and
                                      Product Management from 1984 to 1985, and Vice
                                      President, International Marketing from 1982 to 1984. He
                                      joined Tandem in 1980 as Director of Marketing.

Roel Pieper...................   38   Senior Vice President and President and Chief Executive
                                      Officer of Ungermann-Bass Networks, Inc., since 1993.
                                      President and Chief Executive Officer from 1991 to 1993
                                      of UNIX Systems Laboratories, Inc. Mr. Pieper was Chief
                                      Technical Officer and Senior Vice President of Software
                                      AG USA from 1981 to 1991.

David J. Rynne................   54   Senior Vice President and Chief Financial Officer since
                                      1988. Vice President and Chief Financial Officer from
                                      1983 to 1988. Prior to joining Tandem in 1983, Mr. Rynne
                                      was with the Burroughs Corporation (now Unisys
                                      Corporation) for 18 years, where he held key finance
                                      positions.

Gerd Stoecker.................   51   Vice President and Treasurer since 1988. Treasurer from
                                      1987 to 1988. Prior to joining Tandem in 1984 as
                                      Controller of Marketing, Mr. Stoecker was with Atari,
                                      Inc.

     There are no family relationships among the executive officers.

     Reference is made to the information regarding Section 16(a) of the Securities Exchange Act of 1934 on page 6 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the caption "Compensation of Executive Officers and Directors" appearing on pages 7 through 9 of the Proxy Statement excluding the information under the caption "Report of the Compensation/Option Committee on Executive Compensation," which information is incorporated in this Form 10-K by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the caption "Stock Ownership" on pages 5 and 6 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with management and others.

     None.

     (b) Certain business relationships.

     None.

     (c) Indebtedness of management.

     Reference is made to the information appearing under the caption "Certain Transactions and Employment Agreements" on pages 13 and 14 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:


1.    All financial statements.
      INDEX TO FINANCIAL STATEMENTS                                           PAGE
                                                                              ----
      Consolidated Statements of Operations...............................     19
      Consolidated Balance Sheets.........................................     20
      Consolidated Statements of Stockholders' Investment.................     21
      Consolidated Statements of Cash Flows...............................     22
      Notes to Consolidated Financial Statements..........................     23
      Report of Ernst & Young LLP, Independent Auditors...................     35
2.    Financial statement schedules.
      INDEX TO FINANCIAL STATEMENT SCHEDULES
      Financial Statement Schedules
        II.  Amounts Receivable from Related Parties and Underwriters,
             Promoters, and Employees Other Than Related Parties..........    S-1
         V.  Property, Plant, and Equipment...............................    S-2
        VI.  Accumulated Depreciation and Amortization of Property,
             Plant, and Equipment.........................................    S-3
      VIII.  Valuation and Qualifying Accounts............................    S-4
        IX.  Short-Term Borrowings........................................    S-5

     All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

3.    Exhibits required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                           EXHIBIT
- -------                                          -------
   3.1      Restated Certificate of Incorporation of the Company.

   3.2*     By-laws of the Company, as amended, filed as Exhibit 4.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1990.

   4.1*     First Amended and Restated Rights Agreement, dated June 17, 1988, between the
            Company and Bank of America, N.T. & S.A., as Rights Agent, filed as Exhibit 4.1 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1988.

  10.1*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and
            Walter B. Wriston, dated as of October 9, 1991, filed as Exhibit 10.3 to the
            Company's Report on Form 10-K for the fiscal year ended September 30, 1991.

  10.2*+    Tandem Computers Incorporated 1979 Stock Option Plan, as amended, filed as Exhibit
            10.6 to the Company's Report on Form 10-K for the fiscal year ended September 30,
            1988.

EXHIBIT
NUMBER                                           EXHIBIT
- -------                                          -------
  10.3*+    Tandem Computers Incorporated 1981 Stock Option Plan, as amended, filed as Exhibit
            10.7 to the Company's Report on Form 10-K for the fiscal year ended September 30,
            1988.

  10.4*+    Tandem Computers Incorporated 1989 Stock Plan, as amended, filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1989.

  10.5*+    Tandem Computers Incorporated Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended
            September 30, 1987.

  10.6*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and Vera
            Stephanie Shirley, dated as of December 8, 1992, filed as Exhibit 10.6 to the
            Company's Report on Form 10-K for the fiscal year ended September 30, 1993.

  10.7*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and Sir
            Campbell Fraser, dated as of September 28, 1993, filed as Exhibit 10.7 to the
            Company's Report on Form 10-K for the fiscal year ended September 30, 1993.

  10.8*+    Tandem Computers Incorporated Deferred Compensation Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-55421) filed on September
            9, 1994.

  22.1      Subsidiaries of the Company.

  23.1      Consent of Ernst & Young LLP (See page 40).

  27        Financial Data Schedule

- ---------------
* Incorporated by reference.

+ Director or officer compensatory plan.

     (b) Reports on Form 8-K during the fourth quarter: None.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-2635, 33-12572, 33-15875, 33-29773, and 33-55421) and in the
Registration Statement (Form S-3 No. 33-20902) of Tandem Computers Incorporated and in the related Prospectuses of our report dated October 25, 1994, with respect to the consolidated financial statements and schedules of Tandem Computers Incorporated included in this Annual Report (Form 10-K) for the year ended September 30, 1994.

                                            ERNST & YOUNG LLP

San Jose, California
December 16, 1994

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TANDEM COMPUTERS INCORPORATED
December 20, 1994
                                          By  DAVID J. RYNNE
                                              -------------------------
                                              David J. Rynne
                                              Senior Vice President and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By         JAMES G. TREYBIG              President, Chief Executive Officer     December 20, 1994
   -------------------------------       and Director (Principal
           James G. Treybig              Executive Officer)

By          DAVID J. RYNNE               Senior Vice President and Chief        December 20, 1994
   -------------------------------       Financial Officer (Principal
            David J. Rynne               Financial Officer)


By      ANTHONY H. LEWIS, JR.            Vice President and Corporate           December 20, 1994
   -------------------------------       Controller (Principal Accounting
        Anthony H. Lewis, Jr.            Officer)


By        THOMAS J. PERKINS              Director                               December 20, 1994
   -------------------------------
          Thomas J. Perkins

By         JACK F. BENNETT               Director                               December 20, 1994
   -------------------------------
           Jack F. Bennett

By          MORTON COLLINS               Director                               December 20, 1994
   -------------------------------
            Morton Collins

By       SIR CAMPBELL FRASER             Director                               December 20, 1994
   -------------------------------
         Sir Campbell Fraser

By     FRANKLIN P. JOHNSON, JR.          Director                               December 20, 1994
   -------------------------------
       Franklin P. Johnson, Jr.

By       ROBERT C. MARSHALL              Director                               December 20, 1994
   -------------------------------
         Robert C. Marshall

By     VERA STEPHANIE SHIRLEY            Director                               December 20, 1994
   -------------------------------
       Vera Stephanie Shirley

By       ROBERT G. STONE, JR.            Director                               December 20, 1994
   -------------------------------
         Robert G. Stone, Jr.

By       THOMAS I. UNTERBERG             Director                               December 20, 1994
   -------------------------------
         Thomas I. Unterberg

By        WALTER B. WRISTON              Director                               December 20, 1994
   -------------------------------
          Walter B. Wriston

                                                                     SCHEDULE II

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                 COLUMN A                     COLUMN B       COLUMN C             COLUMN D                 COLUMN E
                 --------                     --------       --------       ---------------------     ------------------
                                                                                 DEDUCTIONS               BALANCE AT
                                                                            ---------------------       END OF PERIOD
                                             BALANCE AT                                   AMOUNTS     ------------------
                                             BEGINNING                       AMOUNTS      WRITTEN                   LONG
YEAR ENDED SEPTEMBER 30    NAME OF DEBTOR    OF PERIOD       ADDITIONS      COLLECTED       OFF       CURRENT       TERM
- -----------------------    --------------    ----------      ---------      ---------     -------     -------       ----
1994.................    David W. Byrd          $100           $   3          $  87        $--         $  16(1)     $ --
                         David M. Jones         $ --           $ 961          $  --        $--         $ 130(2)     $831(2)
                         Roel Pieper            $ --           $ 687          $  22        $34(4)      $  28(3)     $603(3)

1993.................    David W. Byrd          $120           $   7          $  27        $--         $ 100        $ --

1992.................    David W. Byrd          $133           $  --             13        $--         $  30        $ 90
                         Donald E. Fowler       $136           $   2          $ 138        $--         $  --        $ --
                         Desmond J. Powers      $106           $  11          $  67        $--         $  50        $ --

- ---------------
(1) The loan to Mr. Byrd is payable upon demand. It is secured by real property and bears interest at prime plus 2%.

(2) The loans to Mr. Jones mature in October 1994 and August 1999. They are secured by real property and are non-interest bearing.

(3) The loans to Mr. Pieper mature through October 1997 and June 1998. They are secured by real property and bear interest at 7.0% and 8.25%.

(4) Interest on certain promissory notes was forgiven by the Company in fiscal 1994.

                                                                      SCHEDULE V

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                         PROPERTY, PLANT, AND EQUIPMENT
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

               COLUMN A                    COLUMN B       COLUMN C       COLUMN D         COLUMN E         COLUMN F
               --------                    --------       --------       --------         --------         --------
                                          BALANCE AT                                                      BALANCE AT
                                         SEPTEMBER 30,    ADDITIONS                         OTHER        SEPTEMBER 30,
            CLASSIFICATION                   1993          AT COST    RETIREMENTS(3)     CHANGES(1)          1994
            --------------               -------------    ---------   --------------     ----------      -------------
Land and buildings...................      $  396,249     $  1,503       $ (22,518)        $  5,526        $  380,760
Machinery and equipment..............         181,535       19,047         (27,911)           7,829           180,500
Computer equipment and spares........         541,410      111,043         (95,854)          19,955           576,554
Leasehold improvements...............          58,907        4,542         (13,377)           4,085            54,157
Construction in progress.............          11,329       16,672          (1,146)         (11,089)           15,766
Restructuring reserves...............         (39,819)           0               0           10,970           (28,849)
                                           ----------     --------       ---------         --------        ----------
          Total......................      $1,149,611     $152,807       $(160,806)        $ 37,276        $1,178,888
                                           ==========     ========       =========         ========        ==========

               COLUMN A                    COLUMN B       COLUMN C       COLUMN D        COLUMN E          COLUMN F
               --------                    --------       --------       --------        --------          --------
                                          BALANCE AT                                                      BALANCE AT
                                         SEPTEMBER 30,    ADDITIONS                         OTHER        SEPTEMBER 30,
            CLASSIFICATION                   1992          AT COST      RETIREMENTS    CHANGES(1)(2)         1993
            --------------               -------------    ---------     -----------    -------------     -------------
Land and buildings...................      $  390,859     $  6,303       $  (1,433)       $     520       $   396,249
Machinery and equipment..............         180,385       17,220         (19,420)           3,350           181,535
Computer equipment and spares........         514,261      102,254         (46,407)         (28,698)          541,410
Leasehold improvements...............          61,172        3,856          (9,486)           3,365            58,907
Construction in progress.............           8,953       16,804          (2,127)         (12,301)           11,329
Restructuring reserves...............               0            0               0          (39,819)          (39,819)
                                           ----------     --------       ---------        ---------       -----------
          Total......................      $1,155,630     $146,437       $ (78,873)       $ (73,583)      $ 1,149,611
                                           ==========     ========       =========        =========       ===========

               COLUMN A                    COLUMN B       COLUMN C       COLUMN D         COLUMN E         COLUMN F
               --------                    --------       --------       --------         --------         --------
                                          BALANCE AT                                                      BALANCE AT
                                         SEPTEMBER 30,    ADDITIONS                         OTHER        SEPTEMBER 30,
            CLASSIFICATION                   1991          AT COST      RETIREMENTS       CHANGES(1)         1992
            --------------               -------------    ---------     -----------       ----------     -------------
Land and buildings...................      $  383,027     $  1,626      $       --        $   6,206       $   390,859
Machinery and equipment..............         173,838       11,313         (16,196)          11,430           180,385
Computer equipment and spares........         453,658       90,689         (49,850)          19,764           514,261
Leasehold improvements...............          57,176        5,653         (10,231)           8,574            61,172
Construction in progress.............          24,825       15,231             (41)         (31,062)            8,953
                                           ----------     --------      ----------        ---------       -----------
          Total......................      $1,092,524     $124,512      $  (76,318)       $  14,912       $ 1,155,630
                                           ==========     ========      ==========        =========       ===========

- ---------------
(1) Includes transfers to/from other accounts, the effect of fluctuations in exchange rates during the year on property, plant, and equipment balances held by non-U.S. operating units and changes in restructuring reserves.

(2) Includes $40,000 of restructuring reserves taken for asset write offs and consolidation of offices and facilities.

(3) Includes property, plant, and equipment of Array Technology Corporation; Applied Communications, Inc.; Applied Communications, Inc. Limited; and NetWorth, Inc. at dates of sale in 1994 in the aggregate amount of $25,115.

                                                                     SCHEDULE VI

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT, AND EQUIPMENT
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                COLUMN A                    COLUMN B        COLUMN C         COLUMN D        COLUMN E       COLUMN F
                --------                    --------        --------         --------        --------       --------
                                                            ADDITIONS
                                           BALANCE AT      CHARGED TO                                      BALANCE AT
                                          SEPTEMBER 30,     COSTS AND                         OTHER       SEPTEMBER 30,
             CLASSIFICATION                   1993         EXPENSES(2)    RETIREMENTS(3)    CHANGES(1)        1994
             --------------               -------------    -----------    --------------    ----------    -------------
Buildings.............................      $ (66,446)      $ (13,765)       $  1,570        $   (132)      $ (78,773)
Machinery and equipment...............       (154,859)        (29,311)         26,822          (2,047)       (159,395)
Computer equipment and spares.........       (331,269)        (73,660)         54,652         (11,845)       (362,122)
Leasehold improvements................        (30,469)         (5,887)          6,873            (879)        (30,362)
                                            ---------       ---------        --------        --------       ---------
          Total.......................      $(583,043)      $(122,623)       $ 89,917        $(14,903)      $(630,652)
                                            =========       =========        ========        ========       =========

                COLUMN A                    COLUMN B        COLUMN C         COLUMN D        COLUMN E       COLUMN F
                --------                    --------        --------         --------        --------       --------
                                                            ADDITIONS
                                           BALANCE AT      CHARGED TO                                      BALANCE AT
                                          SEPTEMBER 30,     COSTS AND                         OTHER       SEPTEMBER 30,
             CLASSIFICATION                   1992         EXPENSES(2)     RETIREMENTS      CHANGES(1)        1993
             --------------               -------------    -----------     -----------      ----------    -------------
Buildings.............................      $ (54,120)      $ (13,101)       $    705        $     70       $ (66,446)
Machinery and equipment...............       (137,425)        (34,091)         13,430           3,227        (154,859)
Computer equipment and spares.........       (311,219)        (68,511)         30,814          17,647        (331,269)
Leasehold improvements................        (32,704)         (6,627)          6,956           1,906         (30,469)
                                            ---------       ---------        --------        --------       ---------
          Total.......................      $(535,468)      $(122,330)       $ 51,905        $ 22,850       $(583,043)
                                            =========       =========        ========        ========       =========

                COLUMN A                    COLUMN B        COLUMN C         COLUMN D        COLUMN E       COLUMN F
                --------                    --------        --------         --------        --------       --------
                                                            ADDITIONS
                                           BALANCE AT      CHARGED TO                                      BALANCE AT
                                          SEPTEMBER 30,     COSTS AND                         OTHER       SEPTEMBER 30,
             CLASSIFICATION                   1991         EXPENSES(2)     RETIREMENTS      CHANGES(1)        1992
             --------------               -------------    -----------     -----------      ----------    -------------
Land and buildings....................      $ (40,548)      $ (13,908)       $     --        $    336       $ (54,120)
Machinery and equipment...............       (118,560)        (26,049)         15,580          (8,396)       (137,425)
Computer equipment and spares.........       (262,242)        (83,740)         41,767          (7,004)       (311,219)
Leasehold improvements................        (32,617)         (6,764)          8,128          (1,451)        (32,704)
                                            ---------       ---------        --------        --------       ---------
          Total.......................      $(453,967)      $(130,461)       $ 65,475        $(16,515)      $(535,468)
                                            =========       =========        ========        ========       =========

- ---------------
(1) Includes transfers to/from other accounts and the effect of fluctuations in exchange rates during the year on property, plant, and equipment balances held by non-U.S. operating units.

(2) Depreciation is computed using the straight-line method over estimated useful lives ranging from 3 to 30 years.

(3) Includes accumulated depreciation of Array Technology Corporation; Applied Communications, Inc.; Applied Communications, Inc. Limited; and NetWorth, Inc. at dates of sale in 1994 in the aggregate amount of $12,363.

                                                                   SCHEDULE VIII

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                    COLUMN A                        COLUMN B             COLUMN C            COLUMN D     COLUMN E
                    --------                        --------     ------------------------    --------    ----------
                                                                        ADDITIONS
                                                                 ------------------------
                                                   BALANCE AT    CHARGED TO    CHARGED TO    AMOUNTS     BALANCE AT
                                                   BEGINNING     COSTS AND       OTHER       WRITTEN       END OF
                   DESCRIPTION                      OF YEAR       EXPENSES      ACCOUNTS       OFF          YEAR
                   -----------                     ----------    ----------    ----------    -------     ----------
Accounts Receivable Allowance
  1994.........................................     $ 17,745       $2,684        $   --       $2,498      $ 17,931
                                                    ========       ======        ======       ======      ========
  1993.........................................     $ 13,982       $7,557        $   --       $3,794      $ 17,745
                                                    ========       ======        ======       ======      ========

  1992.........................................     $ 13,148       $3,747        $   --       $2,913      $ 13,982
                                                    ========       ======        ======       ======      ========

                                                                     SCHEDULE IX

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                   COLUMN A                      COLUMN B     COLUMN C      COLUMN D       COLUMN E       COLUMN F
                   --------                      --------     --------     -----------    -----------    -----------
                                                                             MAXIMUM        AVERAGE       WEIGHTED
                                                              WEIGHTED       AMOUNT         AMOUNT         AVERAGE
                                                BALANCE AT     AVERAGE     OUTSTANDING    OUTSTANDING     INTEREST
                                                  END OF      INTEREST     DURING THE     DURING THE     RATE DURING
 CATEGORY OF AGGREGATE SHORT-TERM BORROWINGS       YEAR         RATE          YEAR          YEAR(1)      THE YEAR(2)
 -------------------------------------------    ----------    --------     -----------    -----------    -----------
September 30, 1994:
  Notes Payable(3)..........................     $     --         --         $30,080        $ 3,307         3.66%
                                                 ========       ====         =======        =======         ====
September 30, 1993:
  Notes Payable(3)..........................     $ 15,080       3.68%        $15,080        $ 2,225         3.58%
                                                 ========       ====         =======        =======         ====
September 30, 1992:
  Notes Payable(3)..........................     $ 10,267       5.78%        $78,720        $22,251         5.35%
                                                 ========       ====         =======        =======         ====

- ---------------
(1) The computation of the average amount outstanding during the year was computed by dividing the total of month-end outstanding principal balances by 12.

(2) The computation of the weighted average interest rate during the year is based on month-end balances and average interest rates.

(3) Generally, represents notes, banker's acceptances, and borrowings under uncommitted credit lines.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                           EXHIBIT
- -------                                          -------
   3.1      Restated Certificate of Incorporation of the Company.

   3.2*     By-laws of the Company, as amended, filed as Exhibit 4.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1990.

   4.1*     First Amended and Restated Rights Agreement, dated June 17, 1988, between the
            Company and Bank of America, N.T. & S.A., as Rights Agent, filed as Exhibit 4.1 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1988.

  10.1*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and
            Walter B. Wriston, dated as of October 9, 1991, filed as Exhibit 10.3 to the
            Company's Report on Form 10-K for the fiscal year ended September 30, 1991.

  10.2*+    Tandem Computers Incorporated 1979 Stock Option Plan, as amended, filed as Exhibit
            10.6 to the Company's Report on Form 10-K for the fiscal year ended September 30,
            1988.

  10.3*+    Tandem Computers Incorporated 1981 Stock Option Plan, as amended, filed as Exhibit
            10.7 to the Company's Report on Form 10-K for the fiscal year ended September 30,
            1988.

  10.4*+    Tandem Computers Incorporated 1989 Stock Plan, as amended, filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1989.

  10.5*+    Tandem Computers Incorporated Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended
            September 30, 1987.

  10.6*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and Vera
            Stephanie Shirley, dated as of December 8, 1992, filed as Exhibit 10.6 to the
            Company's Report on Form 10-K for the fiscal year ended September 30, 1993.

  10.7*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and Sir
            Campbell Fraser, dated as of September 28, 1993, filed as Exhibit 10.7 to the
            Company's Report on Form 10-K for the fiscal year ended September 30, 1993.

  10.8*+    Tandem Computers Incorporated Deferred Compensation Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-55421) filed on September 9,
            1994.

  22.1      Subsidiaries of the Company.

  23.1      Consent of Ernst & Young LLP (See page 40).

  27        Financial Data Schedule

- ---------------

* Incorporated by reference.

+ Director or officer compensatory plan.