Form 10-Q
period 1994-12-31
TANDEM COMPUTERS INC /DE/
filed 1995-02-14
CIK 315180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-9134
                   -------


                         TANDEM COMPUTERS INCORPORATED

          Delaware                           94-2266618
          --------                           ----------
  (State of incorporation)              (IRS Employer Id. No.)

                  19333 Vallco Parkway, Cupertino, California
                  -------------------------------------------
                                   95014-2599
                                   ----------

                                 (408)285-6000
                                 -------------


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

       Class:  Common Stock,          Outstanding at February 8, 1995
               $.025 par value              115,784,839 shares

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1. Financial Statements

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

        It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's 1994 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended September 30, 1994. Such consolidated financial statements and related notes are filed with the Securities and Exchange Commission.

        The results of operations for the three-month period ended December 31, 1994, are not necessarily indicative of results to be expected in the future.





                        [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


- --------------------------------------------------------------------------------
                                                  For the three months ended
                                               -------------------------------
                                               December 31,       December 31,
  (In thousands except per share amounts)          1994               1993
- --------------------------------------------------------------------------------
  REVENUES
  Product revenues                                $436,987          $386,196
  Service and other revenues                        97,613            89,357
- --------------------------------------------------------------------------------
  Total revenues                                   534,600           475,553
- --------------------------------------------------------------------------------
  COSTS AND EXPENSES
  Cost of product revenues                         186,529           156,567
  Cost of service and other revenues                65,411            64,324
  Research and development                          74,986            65,702
  Marketing, general, and administrative           168,494           184,889
- --------------------------------------------------------------------------------
  Total costs and expenses                         495,420           471,482
- --------------------------------------------------------------------------------
  OPERATING INCOME                                  39,180             4,071
  Gain on sale of subsidiaries                           -            23,000
  Net interest income                                1,045               433
- --------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                        40,225            27,504
  Provision for income taxes                         5,000             2,600
- --------------------------------------------------------------------------------
  NET INCOME                                      $ 35,225          $ 24,904
================================================================================


  EARNINGS PER SHARE                              $    .30          $    .22
================================================================================
  Weighted average shares outstanding              117,986           111,798
================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


- --------------------------------------------------------------------------------
                                                  December 31,   September 30,
  (In thousands except per share amount)              1994           1994
- --------------------------------------------------------------------------------
                                    ASSETS
  CURRENT ASSETS
  Cash and equivalents                             $  157,204     $  124,042
  Accounts receivable, net                            469,590        512,334
  Current portion of lease receivables                 64,551         61,516
  Inventories                                         155,961        159,609
  Prepaid expenses and other                           70,043         70,529
- --------------------------------------------------------------------------------
  Total current assets                                917,349        928,030
- --------------------------------------------------------------------------------
  PROPERTY, PLANT, AND EQUIPMENT, at cost           1,214,027      1,178,888
  Accumulated depreciation and amortization          (661,757)      (630,652)
- --------------------------------------------------------------------------------
  Net property, plant, and equipment                  552,270        548,236
- --------------------------------------------------------------------------------
  COST IN EXCESS OF NET ASSETS ACQUIRED, NET            6,103          6,560
- --------------------------------------------------------------------------------
  LEASE RECEIVABLES                                    77,621         76,765
- --------------------------------------------------------------------------------
  OTHER ASSETS                                        212,398        202,294
- --------------------------------------------------------------------------------
  TOTAL ASSETS                                     $1,765,741     $1,761,885
================================================================================


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
- --------------------------------------------------------------------------------
  CURRENT LIABILITIES
  Short-term borrowings                            $      463     $        -
  Accounts payable                                    157,677        150,933
  Accrued liabilities                                 461,005        527,510
  Current maturities of long-term obligations          64,744         58,120
- --------------------------------------------------------------------------------
  Total current liabilities                           683,889        736,563
- --------------------------------------------------------------------------------
  LONG-TERM OBLIGATIONS                                79,431         86,481
- --------------------------------------------------------------------------------
  STOCKHOLDERS' INVESTMENT
  Common stock $.025 par value, authorized
    400,000 shares, outstanding 118,155 shares at
    December 31 and 116,237 shares at September 30      2,953          2,905
  Additional paid-in capital                          670,220        646,256
  Retained earnings                                   372,185        332,460
  Accumulated translation adjustments                   9,035          9,192
  Treasury stock, at cost                              (9,062)        (9,062)
  Deferred ESOP compensation                          (42,910)       (42,910)
- --------------------------------------------------------------------------------
  Total stockholders' investment                    1,002,421        938,841
- --------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT   $1,765,741     $1,761,885
================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


- --------------------------------------------------------------------------------
                                                  For the three months ended
                                                  ---------------------------
                                                  December 31,   December 31,
  (In thousands)                                      1994          1993
- --------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 35,225       $ 24,904
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                    38,782         43,317
      Gain on sale of subsidiaries                          -        (23,000)
      Loss (gain) on dispositions of property,
        plant, and equipment                              370         (1,483)
      Changes in (net of dispositions):
        Accounts receivable                            41,598         22,763
        Inventories                                     3,251        (17,977)
        Lease receivables                              (6,402)        11,588
        Non-debt current liabilities and other        (55,266)       (65,532)
- --------------------------------------------------------------------------------
  Net cash provided by (used in)
    operating activities                               57,558         (5,420)
- --------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property, plant, and equipment        (37,771)       (21,160)
  Proceeds from dispositions of property, plant,
    and equipment                                       2,497         19,318
  Sale of subsidiaries, net of cash disposed                -         53,600
  Increase in other assets                            (11,818)       (22,864)
- --------------------------------------------------------------------------------
  Net cash provided by (used in)
    investing activities                              (47,092)        28,894
- --------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings                                           16,578         24,369
  Repayments                                          (16,420)       (33,717)
  Issuance of Common Stock under
    stock plans, including tax benefits                22,398          3,825
- --------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                               22,556         (5,523)
- --------------------------------------------------------------------------------
  Effect of exchange rate fluctuations on cash
    and equivalents                                       140         (1,385)
- --------------------------------------------------------------------------------
  NET INCREASE IN CASH AND EQUIVALENTS                 33,162         16,566
  Cash and equivalents at beginning of period         124,042        106,179
- --------------------------------------------------------------------------------
  CASH AND EQUIVALENTS AT END OF PERIOD              $157,204       $122,745
================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  EARNINGS PER SHARE
- ----------------------

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options, which have a dilutive effect when applying the treasury stock method. As a result of terminating the Employee Stock Ownership Plan (ESOP), the approximately 2.4 million unallocated common shares held by the ESOP trust, which were returned to Tandem's treasury in January, 1995, have been excluded from the weighted average shares outstanding calculations.

2.  INVENTORIES
- ---------------

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

- --------------------------------------------------------------------------------
                                             December 31,        September 30,
  (In thousands)                                1994                 1994
- --------------------------------------------------------------------------------
  Purchased parts and subassemblies           $ 59,857             $ 52,370
  Work in process                               20,164               29,234
  Finished goods                                75,940               78,005
- --------------------------------------------------------------------------------
  Total                                       $155,961             $159,609
================================================================================

3.  INVESTMENTS
- ---------------

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". Previously, the Company's equity securities were recorded at lower of cost or market. Under SFAS No. 115, the Company's equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of taxes, reported in stockholders' investment. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the average cost method. Dividends on securities classified as available-for-sale are included in other income.

In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115, as of October 1, 1994, increased the beginning balance of stockholders' investment by $4.1 million to reflect the net unrealized holding gains on securities classified as available-for-sale.

There were no realized gains or losses on available-for-sale securities during the quarter ended December 31, 1994. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for the quarter was not material.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RESTRUCTURING
- -----------------

Information related to restructuring activity for the quarter ended December 31, 1994 is as follows:

- -----------------------------------------------------------------------------------------------------------------
                                  Reduction of                  Internal    Discontinued
  (In thousands)                  Work Force     Facilities     Systems      Activities     Other       Total
- -----------------------------------------------------------------------------------------------------------------
  Balances, September 30, 1994      $52,066       $54,742       $23,822       $10,711      $31,837     $173,178
  Utilized, three months ended
    December 31, 1994                21,273         6,058         4,433            92        4,435       36,291
- -----------------------------------------------------------------------------------------------------------------
  Balances, December 31, 1994       $30,793       $48,684       $19,389       $10,619      $27,402     $136,887
=================================================================================================================

  Cash used, three months ended
    December 31, 1994               $21,273       $ 5,522       $ 4,433       $    92      $ 4,435     $ 35,755
=================================================================================================================

5.  BUSINESS COMBINATIONS
- -------------------------

The consolidated results of operations for the quarter ended December 31, 1993 include the operating results of two wholly-owned subsidiaries, Applied Communications Inc. (ACI) and Applied Communications, Inc. Limited (ACI Ltd.), both of which were sold effective December 31, 1993 for approximately $53.6 million net cash. The sales of these subsidiaries resulted in a gain for financial accounting purposes of $23 million.

In October 1994, NetWorth, Inc. (NetWorth) completed a second public offering of its common stock in which it received net proceeds of $20.7 million. In conjunction with NetWorth's second offering, the Company sold 315,000 shares of its NetWorth stock for cash of $3.4 million, realizing a $1.8 million gain for financial accounting purposes. Further, as the net offering price was in excess of the Company's average per share carrying value of the investment, the Company also recorded a $1.6 million increase in the investment value. This change of interest gain was recorded directly to additional paid-in capital.

6.  INCOME TAXES
- ----------------

The provision for income taxes for the three months ended December 31, 1994 and 1993 arose principally from taxes currently payable in foreign jurisdictions.

7.  CASH DIVIDENDS
- ------------------

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

8.  SUBSEQUENT EVENTS
- ---------------------

During January 1995, one of the Company's equity investees entered into an agreement to sell its assets for $120 million. The Company will receive approximately $13.6 million in proceeds from the transaction, for an estimated gain on the transaction of $10.6 million, $1.9 million of which is subject to certain contingencies. Accordingly, the Company expects to record $8.7 million of the gain in the second quarter of 1995. The remaining gain will not be recognized until the related contingencies are satisified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

         The following table summarizes operating statistics for the first quarter of 1995 and 1994. The percentages in the left two columns show the relationship of revenue and expense items to total revenues, except cost of product and services which are shown in relation to product revenues and service revenues, respectively. The percentages in the right columns show the percentage change in 1995 and 1994 from the comparable prior year period.

Operating results of business units sold are included in revenues, costs and expenses through their respective disposition dates as follows: Applied Communications, Inc. (ACI) and Applied Communications, Inc. Limited (ACI Ltd.)--December 31, 1993; Array Technology Corporation--March 15, 1994 and NetWorth, Inc.--March 31, 1994. Throughout this section, certain fluctuations in financial statement line items are provided on a basis which excludes the financial information of the above-mentioned businesses for the period prior to disposition. This basis is described in the text, for example, as "excluding the effect of business units sold" and reflects the fluctuations of the ongoing operations of the Company.

The Company's fiscal year ends on September 30. References to 1995, 1994, and 1993 in this section represent the Company's fiscal years.

  PERCENT OF TOTAL REVENUES
  (Except cost of product and service)                                     PERCENT INCREASE (DECREASE)
          THREE MONTHS                                                             THREE MONTHS
       ENDED DECEMBER 31,                                                       ENDED DECEMBER 31,
 ------------------------------                                           ------------------------------
       1994          1993                                                      1994           1993
 ------------------------------                                           ------------------------------
        82             81      Product revenues                                 13             (1)
        18             19      Service and other revenues                        9             (6)
 -------------------------------------------------------------------------------------------------------
       100            100      TOTAL REVENUES                                   12             (2)
 -------------------------------------------------------------------------------------------------------
        43             41      Cost of product revenues                         19             19
        67             72      Cost of service and other revenues                2              8
 -------------------------------------------------------------------------------------------------------
        47             46      Total cost of revenues                           14             15
        14             14      Research and development                         14            (10)
                               Marketing, general and
        32             39        administrative                                 (9)           (13)
 -------------------------------------------------------------------------------------------------------
         7              1      OPERATING INCOME                                862            (45)
 -------------------------------------------------------------------------------------------------------
       N/A              5      Gain on sale of subsidiaries                    N/M            N/M
         1              -      Net interest income                             141            (38)
 -------------------------------------------------------------------------------------------------------
         8              6      INCOME BEFORE INCOME TAXES                       46            238
         1              1      Provision for income taxes                       92            (13)
 -------------------------------------------------------------------------------------------------------
         7              5      NET INCOME                                       41             42
 -------------------------------------------------------------------------------------------------------
       N/A            N/A      EARNINGS PER SHARE                               36             37
 =======================================================================================================

N/A - Not applicable           N/M - Not meaningful

OPERATING RESULTS

REVENUES

         Total revenues of $534.6 million during the first quarter of 1995 increased $59 million or 12 percent compared to the first quarter of 1994. Excluding business units sold from prior periods, total revenues increased approximately 18 percent. Product revenues of $437.0 million for the first quarter of 1995 increased $51 million or 13 percent over the same quarter of 1994; excluding business units sold, product revenues increased 19 percent for the same quarter comparison. Service and other revenues for the first quarter of 1995 of $97.6 million, with and without business units sold, increased 9 percent and 12 percent, respectively, over the first quarter of 1994.

The first quarter increase in product revenues, in comparison to the first quarter of 1994, is attributable to broad-based growth in computer system sales across geographies, channels, industries, and product families. Unit sales of the Company's computer system products in the first quarter of 1995
significantly exceeded those of the 1994 first quarter.   The Company
experienced growth in the communications, finance and manufacturing industries. In addition to the Company's direct channels, the Company also achieved growth in its distributor, OEM, and value- added reseller channels.

The increase in service and other revenues is due mainly to increased service revenue in the Networking division and increased consulting revenue over the first quarter of 1994. Hardware service revenues remained relatively flat.

Total revenues in the first quarter of 1994 decreased slightly compared to the first quarter of 1993, $8 million or 2 percent, mostly due to a $5 million decrease in service and other revenues. The decrease in service and other revenues resulted primarily from continuing improvement in hardware reliability which reduced the demand for services as well as the prices received for services.

Historically, the second half of the Company's fiscal year is stronger than the first. Management believes that this pattern will continue in fiscal 1995 for computer system sales. Services and other revenues are expected to remain relatively flat.

Product Lines--The table below summarizes total revenue by product lines (which includes both product revenues and service and other revenues) and the percentage of total revenues each product line contributed for the indicated periods.

                               THREE MONTHS ENDED DECEMBER 31,
(Dollars in millions)          1994                      1993
                          -------------             -------------
                            $        %                $        %
                          -------------             -------------
Computer systems          444.6      83             383.3      81
Networking                 90.0      17              92.3      19
                          -------------             -------------

Total revenues            534.6     100             475.6     100
                          =============             =============

         Computer systems revenues increased $61 million or 16 percent in the first quarter of 1995 compared to the 1994 period. Excluding the effect of business units sold, computer systems revenues increased 18 percent. The increase is primarily a result of increased unit shipments of the Himalaya and Integrity product families. Unit shipments of all computer system product lines increased 51 percent in the first quarter of 1995, compared to the first quarter of 1994, based on the number of processors shipped excluding workstations and personal computers. High- end NonStop computer unit shipments increased 61 percent, contributing approximately 37 percent of the overall increase in computer systems revenues. Mid-range NonStop computer unit shipments increased 35 percent, contributing approximately 12 percent of the increased revenue. Integrity shipments increased, contributing approximately 39 percent of the increase in computer system revenues.

Networking revenues increased $4 million or 5 percent in the first quarter of 1995 in comparison to the first quarter of 1994, excluding the effects of business units sold, primarily as a result of increased service revenues.

Geographic--The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenues contributed by geographic location for the indicated periods.


                                   THREE MONTHS ENDED DECEMBER 31,
(Dollars in millions)              1994                       1993
                              ----------------          -----------------
                                $           %             $            %
                              ----------------          -----------------
United States                 280.3         52          251.0          52
Europe
  United Kingdom               41.6          8           34.4           7
  Germany                      23.2          4           22.3           5
  Other Europe                 71.9         14           64.9          14
                              ----------------          -----------------
    Total Europe              136.7         26          121.6          26
Japan                          68.9         13           57.9          12
Asia/Pacific                   27.5          5           26.7           6
Americas Division
  (excluding the U.S.)         21.2          4           18.4           4
                              ----------------          -----------------

Total revenues                534.6        100           475.6        100
                              ================          =================

         Revenues in the United States increased 12 percent during the first quarter of 1995 compared to the same 1994 period, and increased 15 percent excluding the effect of business units sold. The trends in the U.S. and the underlying reasons are consistent with the Company's performance on a consolidated basis, as discussed previously. Excluding the effect of business units sold, revenues in Europe increased 16 percent in the first quarter of 1995, compared to the first quarter of 1994. The increase is attributable to increased unit shipments of approximately 21 percent, mainly in mid-range systems, and the impact of foreign currency fluctuations between the quarters, estimated to be 9 percent. In Japan, revenues increased 19 percent in the first quarter of 1995 compared to the same 1994 period, primarily due to increased unit shipments of high-end computer systems, increased consulting revenues, and the impact of foreign currency fluctuations. Asia/Pacific revenues increased 9 percent in the first quarter of 1995 compared to the first quarter of 1994, excluding the effect of business units sold, primarily a result of foreign currency fluctuations.

COST OF REVENUES

         During the first quarter of 1995, product margin percentages declined approximately 2 points to 57 percent, from those earned in the first quarter of 1994. The decline in product margin percentage is predominately a result of increased business generated during the quarter through alternative channels and the increased contribution to sales of the Integrity product family. Margins on service and other revenues increased to 33 percent in the first quarter of 1995 from 28 percent in the 1994 quarter. The margin improvement is attributable to improved results on systems integration consulting projects, which had experienced project cost overruns in the first quarter of 1994.
These improvements were offset somewhat by costs associated with consulting services which were previously reported as general and administrative expenses. The Company implemented an organizational change in the first quarter of 1995, reflecting the continued transition to open systems business practices, to formally price, market, and sell consulting services, resulting in the change of the classification of these costs.

In the first quarter of 1994 product margin percentages declined 7 points to 59 percent compared with the same quarter of 1993 due to the introduction of Himalaya systems during the first quarter of 1994 which have lower prices and lower margins than previous generations of Tandem systems, lower margins in the networking products, and an increased proportion of revenues from OEM sales of the Integrity product line, also at lower margins. Margins on service and other revenues decreased 9 points to 28 percent during the first quarter of 1994 compared to the same quarter of 1993 due mostly to higher than anticipated costs associated with certain projects in the integration services business.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the first quarter of 1995 increased $9 million, or 14 percent, compared to 1994 first quarter spending. Excluding the effect of business units sold, research and development expenses increased 18 percent. The increase is attributable primarily to purchases of development material associated with new products which were recently announced and which will begin shipping later in the year. This spending is expected to continue to increase during the second quarter of 1995, but then decline slightly in the second half of the year. Research and development expenses during both quarters were approximately 14 percent of total revenues.

Compared with the first quarter of 1993, research and development expenses in the first quarter of 1994 decreased $7 million, mostly as a result of restructuring actions taken in the third quarter of 1993 and higher levels of software capitalization.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general and administrative expenses in the first quarter of 1995 declined $16 million or 9 percent compared to the first quarter of 1994. The impact of business units sold contributed to 65 percent of the decline.
The remaining decline is due to reductions in headcount occuring since the first quarter of 1994 and to the change in reporting of certain consulting services costs as discussed previously. Marketing, general and administrative expenses should increase in the following quarters, but generally not as a percentage of revenues.

Marketing, general and administrative expenses were also down sharply in the 1994 first quarter compared to the 1993 first quarter, $27 million or 13 percent, primarily as a result of the restructuring actions initiated in third quarter of 1993.

Aggressive cost containment and restructuring actions have progressively reduced the on-going level of fixed expenses. However, certain expenses such as commissions and incentive compensation for sales and marketing staff will vary as revenues fluctuate.

IMPACT OF CURRENCY AND INFLATION

         During the first quarter of 1995, in comparison to the first quarter of 1994, the currencies in most foreign countries where Tandem has significant operations strengthened against the U.S. dollar. Consequently, the translation of foreign revenues and operating results had a positive impact on the consolidated results of the Company, as stated in U.S. dollars, for the three months ended December 31, 1994. However, this impact is difficult to quantify precisely because the Company responds to movements in currency exchange rates through pricing and other management actions. Without taking into consideration price reductions attributable to strenthening overseas currencies, foreign exchange rate movements contributed approximately one-third of the increase in operating income between the first quarters of 1995 and 1994.

Comparing the 1994 quarter to the 1993 quarter, European currencies generally weakened against the U.S. dollar, offset by stengthening of the Japanese yen. Overall, foreign currency fluctuations negatively affected the translation of international revenues and operating results.

NET INCOME AND EARNINGS PER SHARE

         Net income for the first quarter of 1995 was $35 million or $0.30 per share, compared to $25 million or $0.22 per share for the first quarter of 1994. Net income in the first three months of 1994 included a $23 million or approximately $0.20 per share non-operating gain from the sales of ACI and ACI Ltd. Net income for the first quarter of 1993 was $18 million or $0.16 per share, which included a $12 million positive adjustment for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) as of October 1, 1992.

The effective tax rates for the first quarter of 1995 and 1994 were 12 percent and 9 percent, respectively, arising principally from taxes currently payable in foreign jurisdictions. The increased effective tax rate for the first quarter of 1995 is due to the geographic distribution of income. Tandem expects to continue to report income for the remainder of 1995 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income.

Weighted average shares outstanding increased from 1994 due to sales of stock to employees under stock plans and to increased dilutive stock options.

During January 1995, one of the Company's equity investees entered into an agreement to sell its assets for $120 million. The Company will receive approximately $13.6 million in proceeds from the transaction, for an estimated non-operating gain on the transaction of $10.6 million, $1.9 million of which is subject to certain contingencies. Accordingly, the Company expects to record $8.7 million of the gain in the second quarter of 1995. The remaining non-operating gain will not be recognized until the related contingencies are satisfied.

FINANCIAL CONDITION

         During the first quarter of 1995, cash and cash equivalents increased by $33 million to $157 million. The Company generated $58 million positive cash flow from operations during the quarter. Investing activities in the first quarter consumed approximately $47 million, principally through the investment in capital equipment and software. Financing activities provided approximately $23 million, primarily from the sales of common stock.

Accounts receivable days increased to 80 days at December 31, 1994, compared to 77 days at September 30, 1994. Inventory days increased to 56 days at December 31, 1994, compared to 54 days at September 30, 1994.

At December 31, 1994, total debt of $145 million, including $122 million of nonrecourse borrowings against lease receivables, remains relatively unchanged from September 30, 1994. Total debt as a percentage of total capital remains at approximately 13 percent.

Cash used for restructuring actions during the first quarter of 1994 aggregated approximately $36 million and was funded by cash generated from operations.

The Company's sources of working capital include cash generated from operations, a $150 million financing facility, and other financing arrangements. Management believes that the financing sources available at December 31, 1994 can adequately meet Tandem's financing needs, both in the short and the long term.

As of December 31, 1994, the Company had approximately 8,300 full-time equivalent employees. Headcount decreased approximately 200 during the quarter. Headcount is expected to increase during the remainder of the year.

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". Previously, the Company's equity securities were recorded at lower of cost or market. Under SFAS No. 115, the Company's equity securities are classified as available-for-sale. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115 as of October 1, 1994 increased the beginning balance of stockholders' investment by $4.1 million to reflect the net unrealized holding gain on available- for-sale securities. There were no realized gains or losses on available-for-sale securities during the quarter ended December 31, 1994. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for the quarter was not material.


OUTLOOK AND RISKS

         The second quarter of 1995 will be a transition quarter for the Company. In January 1995 the Company announced its second generation of RISC-based servers. However, shipment of the new products is not scheduled to begin until the end of the quarter or later. Accordingly, these new products are not expected to contribute significantly to the second quarter's results. Inherent in this transition process is the risk that customers will delay purchases of existing products. In an effort to manage the transition process effectively, the Company is considering various programs for customers to purchase existing products until the new products are available. The Company believes these programs will mitigate pressure on revenues in the interim. However, there can be no guarantee that the incentive programs will be effective.


Management expects product margins to decline slightly over the next few quarters as lower margin UNIX products contribute increasingly to total product revenue and as the next generation of Himalaya products are introduced. A key challenge in meeting the Company's 1995 operating plan includes shipping sufficiently increased unit volumes of both the Himalaya and the Integrity products to achieve increased revenues, concurrently controlling the cost structure of the Company. Management is encouraged by the increasingly favorable cost containment results since the July 1993 restructure, but key challenges remain to meet the Company's revenue and operating goals.


Tandem, Himalaya, Integrity, and NonStop are trademarks of the Tandem Computers Incorporated. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Limited.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on January 24, 1995, in Cupertino, California. Five matters were voted upon:

         (a) Proposal 1. To elect four Class III Directors to hold office until 1998.

         (b) Proposal 2. To consider and vote upon a proposal to amend the Tandem Computers Incorporated 1989 Stock Plan to increase the number of shares of Common Stock available for issuance under the 1989 Plan.

         (c) Proposal 3. To consider and vote upon a proposal to conform the Tandem Computers Incorporated 1989 Stock Plan to the deductibility requirements of Section 162(m) of the Internal Revenue Code.

         (d) To consider and vote upon a proposal to approve the Tandem Computers Incorporated Senior Executive Incentive Plan.

         (e) To ratify the appointment of Ernst & Young as the Company's independent auditors.

All matters were passed, as follows:

PROPOSAL 1 - ELECTION OF DIRECTORS

For              Instructed       Authority Withheld from all Nominees
- ---              ----------       ------------------------------------
96,239,736       4,023,844                       703,924


                    Schedule of Votes Cast For Each Director
                    ----------------------------------------

                                Total Vote For           Total Vote Withheld
                                Each Director            From Each Director
                                -------------            ------------------
Vera Stephanie Shirley           100,236,860                    730,644

Robert G. Stone, Jr.              96,239,736                  4,727,768

James G. Treybig                  99,710,795                  1,256,709

Walter B. Wriston                100,263,580                    703,924

PROPOSAL 2 - AMENDMENT TO THE 1989 STOCK PLAN

For              Against               Abstain            No Vote
- ---              -------               -------          ----------
51,504,096       30,062,904            821,821          18,578,683


PROPOSAL 3 - APPROVAL OF TECHNICAL CHANGES TO THE 1989 STOCK PLAN

For                        Against                         Abstain
- ---                        -------                         -------
90,619,859                9,427,164                        920,481


PROPOSAL 4 - APPROVAL OF THE COMPANY'S SENIOR EXECUTIVE INCENTIVE PLAN

For                        Against                           Abstain
- ---                        -------                           -------
92,493,421                7,351,043                         1,123,040


PROPOSAL 5 - APPOINTMENT OF ERNST & YOUNG AS INDEPENDENT AUDITORS

For                         Against                           Abstain
- ---                         -------                           -------
100,336,374                 280,406                           350,724


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits required by Item 601 of Regulation S-K

         Exhibit
         Number      Exhibit
         ------      -------
         10.1+       Amended and Restated Tandem Computers Incorporated 1989
                     Stock Plan.

         27          Financial Data Schedule

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the first fiscal quarter.





+ Director or officer compensatory plan.

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

                                           TANDEM COMPUTERS INCORPORATED
                                                    (Registrant)


Date:  February 14, 1995              By:          DAVID J. RYNNE
                                          ----------------------------------
                                                   David J. Rynne
                                              Senior Vice President and
                                               Chief Financial Officer



Date:  February 14, 1995              By:        ANTHONY H. LEWIS, JR.
                                          ----------------------------------
                                                 Anthony H. Lewis, Jr.
                                                  Vice President and
                                                 Corporate Controller

                         TANDEM COMPUTERS INCORPORATED

                                1989 STOCK PLAN

                   (as Restated Effective November 15, 1994)

         1.      Establishment, Purpose, and Definitions.

                 (a) There is hereby adopted the 1989 Stock Plan (the "Plan") of TANDEM COMPUTERS INCORPORATED (the "Company").

                 (b) The purpose of the Plan is to provide a means whereby eligible individuals (as defined in paragraph 4, below) can acquire common stock of the Company (the "Stock"). The Plan provides employees (including officers and directors who are employees) of the Company and of Subsidiaries an opportunity to purchase shares of Stock pursuant to options which may qualify as incentive stock options under Section 422 of the Internal Revenue Code, as amended (referred to as "incentive stock options"), and employees (including officers and directors who are employees), independent contractors, and consultants of the Company and of Affiliates an opportunity to purchase shares of Stock pursuant to options which are not described in Section 422 or 423 of the Internal Revenue Code (referred to as "nonqualified stock options"). The Plan also provides for the transfer or sale of Stock to eligible individuals in connection with the performance of services for the Company or Affiliates.

                 (c) The term "Subsidiary" as used in the Plan means any corporation at least 50 percent of the voting stock of which is owned, directly or indirectly, by the Company. The term "Affiliates" refers to Subsidiaries and any entity which has a business relationship with the Company. The terms "Subsidiaries" and "Affiliates" include entities which become Subsidiaries or Affiliates after the adoption of the Plan.

         2.      Administration of the Plan.

                 (a) Except for certain specific administrative functions reserved by the Company's Board of Directors (the "Board") pursuant to the express provisions of the Plan, the Plan shall be administered by the Compensation/Option Committee (the "Committee") of the Board. The Board may remove members from or add members to the Committee. Vacancies on the Committee shall be filled by the Board. In the performance of its administrative functions under the Plan, the Committee shall be entitled to exercise any and all rights and authority provided it under the Company's By-laws, as in effect from time to time.

                 (b) The Committee shall determine which eligible individuals (as defined in paragraph 4, below) shall be granted options under the Plan, the timing of such grants, the terms thereof (including any restrictions on the Stock), and the number of shares for which an option or options shall be granted to an optionee. The Committee may establish a standard schedule of options to be granted automatically on an eligible individual's date of hire and date of promotion. The Committee may designate one or more of its members, the Non-Insider Option Committee, to grant options to such individuals which vary from, or are not covered by, the standard schedule. With respect to options granted by the Non-Insider Option Committee, references in the Plan to the Committee shall, where appropriate, refer to the Non- Insider Option Committee.

                 (c) The Committee may amend the terms of any outstanding option granted under this Plan, but any amendment which would adversely affect the optionee's rights under an outstanding option shall not be made without the optionee's written consent. The Committee may cancel any outstanding stock option or accept any outstanding stock option in exchange for a new option.

                 (d) The Committee shall also determine which eligible individuals (as defined in paragraph 4, below) shall be issued Stock under the Plan, the timing of such grants, the terms thereof (including any restrictions), and the number of shares to be granted. The Stock shall be issued for such consideration as the Committee deems appropriate, including past services; provided, however, that such consideration shall have a fair market value at least equal to fifty percent (50%) of the fair market value of the Stock on the date of issuance. Stock issued subject to restrictions shall be evidenced by a written agreement (the "Restricted Stock Agreement"). The Committee may amend any Restricted Stock Agreement, but any amendment which would adversely affect the individual's rights to the Stock shall not be made without his or her written consent.

                 (e) The Committee shall have the sole authority, in its absolute discretion to adopt, amend, and rescind such rules and regulations as, in its opinion, may be advisable in the administration of the Plan, to construe and interpret the Plan, the rules and the regulations, and the instruments evidencing options or Stock granted under the Plan and to make all other determinations deemed necessary or advisable for the administration of the Plan. All decisions, determinations, and interpretations of the Committee shall be binding on all optionees.

         3.      Stock Subject to the Plan.

                 (a) An aggregate of not more than 24,000,000 shares of Stock shall be available for the grant of options or the issuance of Stock under the Plan to eligible individuals. If an option for any reason ceases to be exercisable in whole or in part (including options cancelled in exchange for new grants), the shares which were subject to such option but as to which the option had not been exercised shall continue to be available under the Plan. Shares of Stock repurchased by the Company pursuant to repurchase rights retained under the Plan and shares of Stock withheld by the Company under paragraph 11 to satisfy applicable tax obligations shall not be available for subsequent option grants or Stock issuances under the Plan.

                 (b) If there is any change in the Stock subject to the Plan, the Stock subject to a Restricted Stock Agreement or the Stock subject to any option granted under the Plan, through merger, consolidation, reorganization, recapitalization, reincorporation, stock split, stock dividend (in excess of two percent), or other change in the corporate structure of the Company, appropriate adjustments shall be made by the Committee in order to preserve but not to increase the benefits to the individual, including adjustments to the aggregate number and kind of shares subject to the Plan or to a Restricted Stock Agreement and the number and kind of shares and the price per share subject to outstanding options.

         4.      Eligible Individuals.

                 Individuals who shall be eligible to have granted to them the options or Stock provided for by the Plan shall be such employees (including officers and directors who are bona fide employees), independent contractors, and consultants of the Company or an Affiliate as the Committee, in its discretion, shall designate from time to time. Only employees of the Company or a Subsidiary shall be eligible to receive incentive stock options. Non-employee members of the Board shall not be eligible to receive option grants or Stock issuances under the Plan.

         5.      The Option Price.

                 (a) The exercise price of the Stock covered by each incentive stock option shall be not less than the per share fair market value of such Stock on the date the option is granted. The exercise price of the Stock covered by each nonqualified stock option shall be as determined by the Committee, but in no event shall such price be less than fifty percent (50%) of the per share fair market value of the Stock on the date the option is granted. Notwithstanding the foregoing, in the case of an incentive stock option granted to a person possessing more than ten percent of the combined voting power of the Company or a Subsidiary, the exercise price shall be not less than 110 percent of the fair market value of the Stock on the date the option is granted. The exercise price of an option shall be subject to adjustment to the extent provided in paragraph 3(b), above.

                 (b) For purposes of paragraph 5(a) above and for all other valuation purposes under the Plan, the fair market value per share of Stock on any relevant date shall be the closing selling price per share of Stock on the New York Stock Exchange on the date in question, as such price is quoted on the composite tape of transactions on such exchange. If there is no reported sale of the Stock on the New York Stock Exchange on the date in question, then the fair market value shall be the closing selling price on such exchange on the last preceding date for which such quotation exists.

         6.      Terms and Conditions of Options.

                 (a) Each option granted pursuant to the Plan will be evidenced by a written Stock Option Agreement executed by the Company and the person to whom such option is granted.

                 (b) The Committee shall determine the term of each option granted under the Plan which shall not be for more than ten years; provided, however, that in the case of an option granted to a person possessing more than ten percent of the combined voting power of the Company or a Subsidiary the term of each incentive stock option shall be for no more than five years.

                 (c) The Stock Option Agreement may contain such other terms, provisions, and conditions as may be determined by the Committee (not inconsistent with this Plan). If an option, or any part thereof is intended to qualify as an incentive stock option, the Stock Option Agreement shall contain those terms and conditions which are necessary to so qualify it.

                 (d) Notwithstanding any provision of the Plan to the contrary, the Stock Option Agreement evidencing options granted to an employee who is a "French Employee" (as that term is defined in Appendix A to the Plan) or a "Dutch Employee" (as that term is defined in Appendix B to the Plan) shall include the provisions set forth in Appendix A or B, respectively.

                 (e) Options granted to any employee in a single fiscal year shall in no event cover more than 500,000 shares of stock, subject to adjustment in accordance with paragraph 3(b), above.

         7.      Use of Proceeds.

                 Any cash proceeds realized from the sale of Stock pursuant to options granted or Stock issued under the Plan shall constitute general funds of the Company.

         8.      Amendment, Suspension or Termination of the Plan.

                 (a) The Board may at any time amend, suspend or terminate the Plan as it deems advisable; provided, however, except as provided in paragraph 3(b), above, the Board shall not amend the Plan in the following respects without the consent of stockholders then sufficient to approve the Plan in the first instance;

                          (1) To increase the maximum number of shares subject to the Plan; or

                          (2) To change the designation or class of persons eligible to receive options under the Plan.

                          (3) To change the maximum number of options that may be granted to any employee in a single fiscal year.

                 (b) No option may be granted nor any Stock issued under the Plan during any suspension or after the termination of the Plan, and no amendment, suspension or termination of the Plan shall, without the affected individual's consent, alter or impair any rights or obligations under any option previously granted under the Plan. The Plan shall terminate on November 23, 1998, unless previously terminated by the Board pursuant to this paragraph 8.

         9.      Assignability.

                 Each option granted pursuant to this Plan shall, during an optionee's lifetime, be exercisable only by him, and neither the option nor any right hereunder shall be transferable by optionee by operation of law or otherwise other than by will or the laws of descent and distribution. Stock subject to a Restricted Stock Agreement shall be transferable only as provided in such Agreement.

         10.     Payment Upon Exercise.

                 Payment of the purchase price upon exercise of any option granted under this Plan shall be made (i) in cash, (ii) with shares of Stock owned by the Optionee, (iii) by delivery of an irrevocable direction to a securities broker approved by the Committee to sell shares and deliver all or a portion of the proceeds to the Company in payment for the Stock, (iv) by delivery of the optionee's promissory note with such recourse, interest, security and redemption provisions as the Committee in its discretion determines appropriate, or (v) in any combination of the foregoing. Any Stock used to exercise options shall be valued at its fair market value on the date of the exercise of the option.

         11.     Withholding of Shares.

                 Subject to the approval of the Board and in accordance with procedures established by the Board, optionees who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 may satisfy federal, state and local tax obligations incident to the exercise of nonqualified stock options under the Plan or other purchase or receipt of Stock under the Plan, with shares of the Company's Common Stock (whether acquired through exercise of a stock option or otherwise).

         12.     Restrictions on Transfer of Shares.

                 The Stock acquired pursuant to the Plan shall be subject to such restrictions and agreements regarding sale, assignment, encumbrances, or other transfer as are in effect among the stockholders of the Company at the time such Stock is acquired, as well as to such other restrictions as the Committee shall deem advisable.

         13.     Stockholder Approval.

                 This Plan shall become effective upon its approval by a majority of the stockholders voting (in person or by proxy) at a stockholders' meeting held within 12 months of the Board's adoption of the Plan. The Committee may grant options under the Plan prior to the stockholders' meeting, but until stockholder approval of the Plan is obtained, Stock shall not be issued pursuant to the Plan (whether or not for consideration) and no option shall be exercisable.

         14.     Change in Control.

                 Upon the actual consummation of a Change in Control, all outstanding repurchase rights of the Company shall automatically expire and cease to have effect with respect to any and all shares of Stock purchased under the Plan. The right of repurchase shall continue in effect with respect to all other shares of Stock purchased or purchasable under the Plan, except to the extent the Board may otherwise provide in connection with such Change in Control or any attempt to effect such Change in Control.

                 For purposes of applying the vesting acceleration provisions of this paragraph 14, the following provisions shall be controlling:

                 A "Change in Control" shall be deemed to be effected upon:

                 (i) the acquisition by any Person, other than the Company or one or more persons controlling, controlled by or under common control with the Company, of beneficial ownership (as determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of eighty-five percent (85%) or more of the Company's outstanding voting securities pursuant to a transaction which the majority of the Continuing Directors does not at any time recommend the Company's stockholders to accept or approve, or

                 (ii) a change in the composition of the Board over any period of thirty-six (36) consecutive months or less such that a majority of the Board members (determined by rounding up the next whole number) cease to be comprised of individuals who either (A) were Continuing Directors at the start of such period or
                          (B) were elected or nominated for election as Board members during such period by at least a majority of the Continuing Directors in office at the time such election or nomination was approved by the Board.

                 Continuing Director shall mean any member of the Board who has served continuously as such Board member from and before the commencement of the transaction resulting in the Change in Control.

                 Person shall mean any individual, firm, partnership, corporation or other entity and shall include any successor of such entity and all Affiliates, Associates and Subsidiaries (as such terms are defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) of such entity.

                 The 85% test in subparagraph (i) of the Change in Control definition shall be measured at the time the transaction resulting in the Change in Control first commences, and there shall be excluded from such calculation, to the extent provided pursuant to Section 203 (or any successor provision) of the Delaware General Corporation Law, shares owned by (i) persons who are both officers and directors of the Company and (ii) employee stock plans in which employee-participants do not have the right to determine confidentially whether shares held subject to the plan are to be tendered in a tender or exchange offer.

                                   APPENDIX A

                       OPTION GRANTS TO FRENCH EMPLOYEES


         This Appendix A to the Tandem Computers Incorporated 1989 Stock Plan (the "Plan") sets forth special rules under which options shall be granted to individuals who are employees of Tandem Computers Europe Incorporated or of a Tandem Subsidiary in France (collectively referred to as the "French Companies") and whose salary is paid in French currency on the date of the grant. To the extent the rules in this Appendix A are not consistent with the provisions of the Plan, this Appendix A shall govern. To the extent that there is no inconsistency between the provisions of the Plan and this Appendix A, the provisions of the Plan shall govern.

         1. VESTING. Options granted will vest daily over a four-year period that begins on the Effective Date of the option and ends on the earlier of (i) the fourth anniversary of the Effective Date, or (ii) the date the French Employee terminates employment with the French Companies.

         2. OPTION PRICE. The purchase price of the shares of stock covered by an option shall not be less than eighty percent (80%) of the closing stock price on the NYSE averaged over a period of twenty (20) consecutive trading days, ending on the date of grant.

         3.      EXERCISE OF OPTIONS.

                 (a) When Exercisable. An option cannot be exercised by a French Employee unless it is vested pursuant to paragraph l above.

                 (b) Method of Exercise. An option is exercisable by a French Employee upon written notice to Tandem. This written notice must state the number of shares being exercised and must be accompanied by full payment for the stock being purchased. Payment may be in the form of cash, check or money order.

         4.      DEFINITIONS.

                 (a) "French Employee" shall mean an individual who is an employee of Tandem Computers Europe Incorporated or of a Tandem Subsidiary or Affiliate, in France, and whose salary is paid in French currency on the date the option is granted.

                 (b) "Tandem Subsidiary" shall mean a company in which Tandem has a 50 percent equity interest, directly or indirectly, or a corporation of which Tandem owns 50 percent or more of the voting shares, either directly or indirectly.

                 (c) "Tandem Affiliate" shall mean a company with which Tandem has a business relationship.

                                   APPENDIX B

                        OPTION GRANTS TO DUTCH EMPLOYEES


         This Appendix B to the Tandem Computers Incorporated 1989 Stock Plan (the "Plan") sets forth special rules under which options shall be granted to individuals who are employees of Tandem Computers Europe Incorporated or a Tandem Subsidiary in the Netherlands (collectively referred to as the "Dutch Companies") whose salary is paid in Dutch currency on the date of grant. To the extent the rules in this Appendix B are not consistent with the provisions of the Plan, this Appendix B shall govern. To the extent that there is no inconsistency between the provisions of the Plan and this Appendix B, the provisions of the Plan shall govern.

         1. VESTING. Options granted to a Dutch Employee will vest immediately upon grant.

         2. RIGHT OF REPURCHASE. If a Dutch Employee ceases to be employed by the Dutch Companies before the fourth anniversary of the Effective Date, Tandem shall have the right to repurchase a limited number of shares from the Dutch Employee. The repurchase price shall be the option price. The number of shares to which this right of repurchase applies shall be determined according to the following formula:

         (Total Number of Shares Purchased) minus [(Total Number of Shares Under Option) x (Number of Days of Continuous Employment Following the Effective Date) x (0.000685)]

         3. EXERCISE OF OPTIONS. An option granted to a Dutch Employee cannot be exercised after the fifth anniversary of the date of grant.

         4.      DEFINITIONS.

                 (a) "Dutch Employee" shall mean an individual who is an employee of Tandem Computers Europe Incorporated or of a Tandem Subsidiary or Affiliate, in the Netherlands, and whose salary is paid in Dutch currency on the date the option is granted.

                 (b) "Tandem Subsidiary" shall mean a company in which Tandem has a 50 percent equity interest, directly or indirectly or a corporation of which Tandem owns 50 percent or more of the voting shares, either directly or indirectly.

                 (c) "Tandem Affiliate" shall mean a company with which Tandem has a business relationship.