Form 10-Q
period 1995-03-31
TANDEM COMPUTERS INC /DE/
filed 1995-05-12
CIK 315180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-9134
                    ------

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

                 Yes __x__                 No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:  Common Stock,             Outstanding at May 8, 1995
                 $.025 par value                116,285,345  shares

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

          The results of operations for the three and six-month periods ended March 31, 1995, are not necessarily indicative of results to be expected in the future.

                         [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


- --------------------------------------------------------------------------------------------------
                                        For the three months ended   For the six months ended
                                        --------------------------   -----------------------------
                                          March 31,     March 31,      March 31,      March 31,
 (In thousands except per share amounts)    1995           1994           1995           1994
- --------------------------------------------------------------------------------------------------
 REVENUES
 Product revenues                       $  409,814     $  394,901     $  846,801     $  781,097
 Service and other revenues                106,128         89,227        203,741        178,584
- --------------------------------------------------------------------------------------------------
 Total revenues                            515,942        484,128      1,050,542        959,681
- --------------------------------------------------------------------------------------------------
 COSTS AND EXPENSES
 Cost of product revenues                  183,667        163,853        370,196        320,420
 Cost of service and other revenues         74,610         54,418        140,021        118,742
 Research and development                   78,500         64,363        153,486        130,065
 Marketing, general, and
       administrative                      164,345        173,628        332,839        358,517
- --------------------------------------------------------------------------------------------------
 Total costs and expenses                  501,122        456,262        996,542        927,744
- --------------------------------------------------------------------------------------------------
 OPERATING INCOME                           14,820         27,866         54,000         31,937
 Gain on sale of subsidiaries
      and investments                        8,677           --            8,677         23,000
 Net interest income                         1,700            417          2,745            850
- --------------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                 25,197         28,283         65,422         55,787
 Provision for income taxes                  3,511          2,500          8,511          5,100
- --------------------------------------------------------------------------------------------------
 NET INCOME                             $   21,686     $   25,783     $   56,911     $   50,687
==================================================================================================

 EARNINGS PER SHARE                     $      .18     $      .23     $      .48     $      .45
==================================================================================================
 Weighted average shares
       outstanding                         119,084        113,519        118,535        112,659
==================================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------
                                                                                   March 31,      September 30,
(In thousands except per share amount)                                               1995            1994
- ----------------------------------------------------------------------------------------------------------------
                                               ASSETS
- ----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and equivalents                                                             $   192,582      $   124,042
Accounts receivable, net                                                             474,335          512,334
Current portion of lease receivables                                                  60,429           61,516
Inventories                                                                          168,039          159,609
Prepaid expenses and other                                                            63,817           70,529
- ----------------------------------------------------------------------------------------------------------------
Total current assets                                                                 959,202          928,030
- ----------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT, at cost                                            1,251,454        1,178,888
Accumulated depreciation and amortization                                           (679,231)        (630,652)
- ----------------------------------------------------------------------------------------------------------------
Net property, plant, and equipment                                                   572,223          548,236
- ----------------------------------------------------------------------------------------------------------------
COST IN EXCESS OF NET ASSETS ACQUIRED, NET                                             5,647            6,560
- ----------------------------------------------------------------------------------------------------------------
LEASE RECEIVABLES                                                                     74,744           76,765
- ----------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                         219,888          202,294
- ----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $ 1,831,704      $ 1,761,885
================================================================================================================

                                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                 $   157,167      $   150,933
Accrued liabilities                                                                  479,151          527,510
Current maturities of long-term obligations                                           62,351           58,120
- ----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            698,669          736,563
- ----------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                                 78,545           86,481
- ----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common stock $.025 par value, authorized
  400,000 shares, outstanding 119,155 shares at
  March 31 and 116,237 shares at September 30                                          2,979            2,905
Additional paid-in capital                                                           682,653          646,256
Retained earnings                                                                    393,128          332,460
Accumulated translation adjustments                                                   26,644            9,192
Treasury stock, at cost                                                              (50,914)          (9,062)
Deferred ESOP compensation                                                              --            (42,910)
- ----------------------------------------------------------------------------------------------------------------
Total stockholders' investment                                                     1,054,490          938,841
- ----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                   $ 1,831,704      $ 1,761,885
================================================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

- ------------------------------------------------------------------------------------
                                                         For the six months ended
                                                      ------------------------------
                                                          March 31,     March 31,
(In thousands)                                              1995          1994
- ------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  56,911      $  50,687
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          80,818         83,267
    Gain on sale of subsidiaries                           (8,677)       (23,000)
    Loss (gain) on dispositions of property, plant,
       and equipment                                        1,014           (310)
    Changes in :
      Accounts receivable                                  57,606          3,024
      Inventories                                          (5,144)       (18,932)
      Lease receivables                                     1,818         14,605
      Non-debt current liabilities and other              (55,104)       (79,650)
- ------------------------------------------------------------------------------------
Net cash provided by
  operating activities                                    129,242         29,691
- ------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant, and equipment              (79,430)       (55,889)
Proceeds from dispositions of property, plant,
   and equipment                                            2,898         22,760
Sale of subsidiaries and investments,
    net of cash disposed                                   11,642         70,519
Increase in other assets                                  (30,749)       (56,250)
- ------------------------------------------------------------------------------------
Net cash used in
  investing activities                                    (95,639)       (18,860)
- ------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                 29,709         33,204
Repayments                                                (36,361)       (51,194)
Issuance of Common Stock under
   stock plans, including tax benefits                     35,915         14,172
- ------------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                                     29,263         (3,818)
- ------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash
  and equivalents                                           5,674            479
- ------------------------------------------------------------------------------------
NET INCREASE IN CASH AND EQUIVALENTS                       68,540          7,492
Cash and equivalents at beginning of period               124,042        106,179
- ------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                   $ 192,582      $ 113,671
====================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. EARNINGS PER SHARE
- ---------------------
Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options, which have a dilutive effect when applying the treasury stock method. As a result of terminating the Employee Stock Ownership Plan (ESOP), the approximately 2.4 million unallocated common shares held by the ESOP trust were returned to Tandem's treasury in January 1995 and are excluded from the weighted average shares outstanding calculations for all periods presented.

2.  INVENTORIES
- ---------------
Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:


- ----------------------------------------------------------------------------------------------
                                                            March  31,        September 30,
(In thousands)                                                1995                1994
- ----------------------------------------------------------------------------------------------
Purchased parts and subassemblies                          $  66,977           $  52,370
Work in process                                               29,431              29,234
Finished goods                                                71,631              78,005
- ----------------------------------------------------------------------------------------------
Total                                                      $ 168,039           $ 159,609
==============================================================================================

3.  INVESTMENTS
- ---------------
During January 1995, one of the Company's equity investees entered into an agreement to sell its assets for $120 million. The Company has or will receive approximately $13.6 million in proceeds from the transaction, for an estimated gain on the transaction of $10.6 million, $1.9 million of which is subject to certain contingencies. Accordingly, the Company recorded $8.7 million of the gain in the second quarter of 1995. The remaining gain will not be recognized until the related contingencies are satisfied.

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Previously, the Company's equity securities were recorded at lower of cost or market. Under SFAS No. 115, the Company's equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of taxes, reported in stockholders' investment. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in results of operations.

In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115, as of October 1, 1994, increased the beginning balance of stockholders' investment by $4.1 million to reflect the net unrealized holding gains on securities classified as available-for-sale.

Realized gains on available-for-sale securities during the quarter ended March 31, 1995 totaled $1.9 million. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for the quarter was not material.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTRUCTURING
- ----------------
Information related to restructuring activity for the six months ended March 31, 1995 is as follows:

- -------------------------------------------------------------------------------------------------------------
                                 Reduction of               Internal   Discontinued
(In thousands)                   Work Force    Facilities   Systems     Activities      Other       Total
- -------------------------------------------------------------------------------------------------------------
Balances, September 30, 1994     $ 52,066      $ 54,742     $ 23,822     $ 10,711     $ 31,837     $173,178
Utilized, six months ended
     March 31, 1995                26,513        15,755        9,355          886        9,123       61,632
- -------------------------------------------------------------------------------------------------------------
Balances, March 31, 1995         $ 25,553      $ 38,987     $ 14,467     $  9,825     $ 22,714     $111,546
=============================================================================================================
Cash used, six months ended
     March 31, 1995              $ 26,513      $ 12,967     $  9,355     $     67     $  8,923     $ 57,825
=============================================================================================================

5.  BUSINESS COMBINATIONS
- -------------------------
The consolidated results of operations for the quarter ended December 31, 1993 include the operating results of two wholly owned subsidiaries, Applied Communications, Inc. (ACI), and Applied Communications, Inc. Limited (ACI Ltd.), both of which were sold effective December 31, 1993, for approximately $53.6 million net cash. The sales of these subsidiaries resulted in a gain for financial accounting purposes of $23 million.

On March 15, 1994, the Company sold its interest in the storage subsystems business of Array Technology Corporation (acquired in 1990), together with certain assets, to EMC Corporation for approximately $10 million cash. As a part of its 1993 restructuring plan and related provision, the Company concluded to sell or otherwise dispose of this business unit. Accordingly, the transaction was recorded as part of restructuring activity in the quarter ended March 31, 1994, and no gain or loss was realized for financial reporting purposes.

In October 1994, NetWorth, Inc. (NetWorth) completed a second public offering of its common stock in which it received net proceeds of $20.7 million. In conjunction with NetWorth's second offering, the Company sold 315,000 shares of its NetWorth stock for cash of $3.4 million, realizing a $1.8 million gain for financial accounting purposes and reducing the Company's ownership interest in NetWorth from 32 percent to 15 percent. Further, as the net offering price was in excess of the Company's average per share carrying value of the investment, the Company also recorded a $1.6 million increase in the investment value. This change of interest gain was recorded directly to additional paid-in capital.

On March 10, 1995, NetWorth entered into a merger agreement providing for a merger with Network Resources Corporation, an equity investee of the Company. The transaction has not yet become effective, and accordingly, no amounts have been recorded related to the transaction. The Company does not anticipate the transaction to have a material impact for financial reporting purposes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES
- ----------------
The provision for income taxes for the three- and six-month periods ended March 31, 1995 and 1994 arose principally from taxes currently payable in foreign jurisdictions.

7. CASH DIVIDENDS
- -----------------
The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

         The following tables summarize operating statistics for the second quarter and the first six months of fiscal 1995 and 1994. The first table shows the percentage relationship of revenue and expense items to total revenues, except cost of product and services which are shown in relation to product revenues and service revenues, respectively. The second table shows the percentage change in 1995 and 1994 from the comparable prior year periods.

Operating results of business units sold are included in revenues, costs, and expenses through their respective disposition dates as follows: Applied Communications, Inc. (ACI) and Applied Communications, Inc. Limited (ACI Ltd.)--December 31, 1993; Array Technology Corporation--March 15, 1994, and NetWorth, Inc.--March 31, 1994. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, certain fluctuations in financial statement line items are provided on a basis which excludes the financial information of the above-mentioned businesses for the period prior to disposition. This basis is described in the text, for example, as "excluding the effect of business units sold" and reflects the fluctuations of the ongoing operations of the Company.

The Company's fiscal year ends on September 30. References to 1995, 1994, and 1993 in Item 2 represent the Company's fiscal years.

                            PERCENT OF TOTAL REVENUES
                      (Except cost of product and service)

                                                   THREE MONTHS                      SIX MONTHS
                                                  ENDED MARCH 31,                   ENDED MARCH 31,
                                              ----------------------            -----------------------
                                                1995          1994                1995           1994
                                              ----------------------            -----------------------
Product revenues                                 79            82                  81             81
Service and other revenues                       21            18                  19             19
- -------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                  100           100                 100            100
- -------------------------------------------------------------------------------------------------------
Cost of product revenues                         45            41                  44             41
Cost of service and other revenues               70            61                  69             66
- -------------------------------------------------------------------------------------------------------
Total cost of revenues                           50            45                  48             46
Research and development                         15            13                  15             14
Marketing, general, and
   administrative                                32            36                  32             37
- -------------------------------------------------------------------------------------------------------
OPERATING INCOME                                  3             6                   5              3
- -------------------------------------------------------------------------------------------------------
Gain on sale of subsidiaries
   and investments                                2           N/A                   1              3
- -------------------------------------------------------------------------------------------------------
Net interest income                               -             -                   -              -
- -------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        5             6                   6              6
Provision for income taxes                        1             1                   1              1
- -------------------------------------------------------------------------------------------------------
NET INCOME                                        4             5                   5              5
=======================================================================================================

N/A - Not applicable

                           PERCENT INCREASE (DECREASE)

                                        THREE MONTHS         SIX MONTHS
                                       ENDED MARCH 31,     ENDED MARCH 31,
                                     ------------------  -------------------
                                        1995      1994      1995      1994
                                     ------------------  -------------------
Product revenues                          4        (7)        8        (4)
Service and other revenues               19        (4)       14        (5)
- ----------------------------------------------------------------------------
TOTAL REVENUES                            7        (6)        9        (4)
- ----------------------------------------------------------------------------
Cost of product revenues                 12         7        16        12
Cost of service and other revenues       37       (13)       18        (3)
- ----------------------------------------------------------------------------
Total cost of revenues                   18         1        16         8
Research and development                 22       (19)       18       (15)
Marketing, general, and
   administrative                        (5)      (15)       (7)      (14)
- ----------------------------------------------------------------------------
OPERATING INCOME                        (47)       68        69        33
- ----------------------------------------------------------------------------
Gain on sale of subsidiaries
   and investments                      N/M       N/A       (62)      N/M
- ----------------------------------------------------------------------------
Net interest income                     308       (59)      223       (50)
- ----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              (11)       61        17       117
Provision for income taxes               40       (61)       67       (46)
- ----------------------------------------------------------------------------
NET INCOME                              (16)      132        12        77
============================================================================

EARNINGS PER SHARE                      (22)      130         7        73
============================================================================

N/A - Not applicable                 N/M - Not meaningful


OPERATING RESULTS

OVERVIEW

         Product revenue growth for the second quarter of 1995 (4 percent over the second quarter of 1994) was lower than the product revenue growth achieved in the first quarter of 1995 (13 percent over the first quarter of 1994). This reduction in product revenue growth is attributable primarily to the following key events occurring during the second quarter of 1995.

In January 1995, the Company introduced its newest generation of the NonStop Himalaya range of servers, the K2(x) series. The K20000 and K2000 servers in the K2(x) series began shipping to customers during the second half of March 1995. The Company experienced certain transitional problems with the new product introductions, including such problems as part supply shortages. Accordingly, not all of the orders placed during the second quarter were shipped by the end of the quarter.

Also during the second quarter the Company consolidated its three Northern California manufacturing facilities into a single facility in Fremont, California. As a result, certain management information systems and shipping and other processes required adaptation. These process changes were not fully completed by the end of the period and had a negative impact on the results of the quarter.

REVENUES

         Total revenues of $515.9 million during the second quarter of 1995 increased $32 million, or 7 percent, compared to the second quarter of 1994. Excluding business units sold, total revenues increased approximately 8 percent. Product revenues of $409.8 million for the second quarter of 1995 increased $15 million, or 4 percent, over the same quarter of 1994; excluding business units sold, product revenues increased 5 percent for the same quarter comparison. Service and other revenues for the second quarter of 1995 of $106.1 million, with and without business units sold, increased 19 percent over the second quarter of 1994. The second quarter's revenue results were characterized by strong international growth in the computer systems business -- particularly in the communications and finance industries -- and increasing consulting revenues, offset somewhat by declines in domestic computer systems revenues and networking revenues.

Total revenues for the first six months of 1995 of $1.05 billion increased $91 million, or 9 percent, compared to the first six months of 1994. Excluding business units sold, total revenues for the six-month period increased approximately 12 percent. Product revenues of $846.8 million increased $66 million, or 8 percent, over the same period of 1994; excluding business units sold, product revenues increased 12 percent for the same period comparison. Service and other revenues of $203.7 million, with and without business units sold, increased 14 percent and 15 percent, respectively, over the same six-month period of 1994.

Total revenues decreased 6 percent and 4 percent, respectively, during the second quarter and first six months of 1994 compared to the 1993 periods. Excluding the effect of business units sold, product revenues declined 2 percent and 1 percent, and service and other revenues declined 2 percent and 4 percent during the 1994 periods. The declines in product revenues resulted primarily from transitioning to the Company's lower-priced Himalaya server products, largely offset by additional unit shipments and by increased revenues from its Integrity family of UNIX(R) server products and UB Networks' products. The decreases in service and other revenues compared to the 1993 periods resulted primarily from reductions in hardware service revenues; the continuing improvement in hardware reliability reduced the pricing for such services.

Historically, the second half of the Company's fiscal year is stronger than the first. Management believes that this pattern will continue in fiscal 1995.

Product Lines--The table below summarizes total revenue by product lines (which
- -------------
includes both product revenues and service and other revenues) and the percentage of total revenues each product line contributed for the indicated periods.


                               THREE MONTHS ENDED MARCH 31,                   SIX MONTHS ENDED MARCH 31,
(Dollars in millions)           1995                  1994                   1995                 1994
                           ---------------     ------------------    -------------------     -----------------
                             $          %          $         %             $        %            $        %
                           ---------------     ------------------    -------------------     -----------------
Computer systems           426.7        83       387.3       80          871.3      83         770.5      80
Networking                  89.2        17        96.8       20          179.2      17         189.2      20
                           ---------------     ------------------    -------------------     -----------------
Total revenues             515.9       100       484.1      100        1,050.5     100         959.7     100
                           ===============     ==================    ===================     =================

         Computer systems revenues increased $39 million, or 10 percent, in the second quarter of 1995 and increased $116 million, or 15 percent, for the first half of 1995, compared to the same 1994 periods, excluding the effects of business units sold. The increase is a result of recurring software license and support revenues, increased unit shipments of high-end and mid-range Himalaya servers, and increased service and other revenues. The increase is offset somewhat by volume reductions in the Himalaya low-end servers and the Integrity product family.

Recurring software license and support revenues increased 16 percent and 17 percent, respectively, for the second quarter and first six months of 1995, compared to the same 1994 periods. These increases contributed 29 percent and 19 percent, respectively, to the net increases in computer systems business.

Unit shipments of all computer system product lines increased 7 percent and 29 percent, respectively, in the second quarter and first six months of 1995, compared to the same 1994 periods (based on the number of processors shipped excluding workstations and personal computers). For the quarter and six-month periods respectively, high-end NonStop computer unit shipments increased 43 percent and 51 percent. Mid-range NonStop computer unit shipments increased 63 percent and 48 percent. These increases were partially offset by reductions in the low-end NonStop units of 48 percent and 16 percent, respectively, for the quarter and six-month periods. Compared to the second quarter of 1994, revenues from the Integrity product family decreased by 26 percent, yet increased in the six-month comparison by 22 percent.

Service and other revenues attributable to the computer systems business increased 17 percent and 14 percent, respectively, for the second quarter and first six months of 1995 compared to the same 1994 periods. These increases comprised 32 percent and 18 percent, respectively, of the net increases in the computer systems business.

Networking revenues decreased $2.0 million, or 2 percent, in the second quarter of 1995 in comparison to the second quarter of 1994, excluding the effects of business units sold. The decrease is primarily the result of a continuing shift in product mix, with more revenues generated from lower-priced third party products and through lower-priced OEM channels. The impact of product mix was partially offset by increased service revenues. Networking revenues increased 1 percent during the first half of the year in comparison to the first half of 1994, excluding business units sold, as increased service revenues more than offset reduced product revenues.

Geographic--The table below summarizes revenues derived from Tandem's domestic
- ----------
and international operations and the percentage of revenues contributed by geographic location for the indicated periods.


                                  THREE MONTHS ENDED MARCH 31,                  SIX MONTHS ENDED MARCH 31,
(Dollars in millions)             1995                   1994                   1995                  1994
                             ---------------       ------------------    -------------------    -----------------
                                $        %             $        %             $        %             $        %
                             ---------------       ------------------    -------------------    -----------------
United States                 243.6      47          264.2      55          523.9      50          515.3      54
Europe
  United Kingdom               46.1       9           29.6       6           87.7       8           64.0       7
  Germany                      18.8       4           19.4       4           42.0       4           41.8       4
  Other Europe                 71.3      13           58.8      12          143.2      14          123.6      13
                             ---------------       ------------------    -------------------    -----------------
        Total Europe          136.2      26          107.8      22          272.9      26          229.4      24

Japan                          80.0      16           68.2      14          148.9      14          126.1      13
Asia/Pacific                   33.8       7           21.5       4           61.3       6           48.1       5
Americas Division
  (excluding the U.S.)         22.3       4           22.4       5           43.5       4           40.8       4
                             ---------------       ------------------    -------------------    -----------------
Total revenues                515.9     100          484.1     100        1,050.5     100          959.7     100
                             ===============       ==================    ===================    =================


         Revenues in the United States decreased 6 percent during the second quarter of 1995 compared to the same 1994 period, excluding the effect of business units sold. On the same basis, U.S. revenues increased 5 percent during the first six months of 1995, compared to the prior year. Domestic second quarter results are attributable primarily to reduced computer product revenues and reduced networking revenues, partially offset by increased service and other revenues. Reduced computer product revenues occurred across most industries, with the exception of the communications industry. The Company believes this performance is attributable to slowed momentum in commercial markets as the Company's customers and direct sales force adjust to a reorganization, which shifted the focus of the sales force from geography to industry.

Excluding the effect of business units sold, revenues in Europe increased 26 percent and 21 percent in the second quarter and first six months of 1995, respectively, compared to the second quarter and first six months of 1994. The revenue increase is attributable to increased unit shipments of over 20 percent, mainly in mid-range systems, and to foreign currency fluctuations between the periods, estimated to be 12 percent for the quarter over the year-ago quarter.

In Japan, revenues increased 17 percent and 18 percent in the second quarter and first six months of 1995, respectively, compared to the same 1994 periods. The increase is primarily due to increased unit shipments of high-end computer systems, increased consulting revenues, and the impact on revenues of foreign currency fluctuations, estimated to be 10 percent for the quarter over the year-ago quarter.

Excluding business units sold, Asia/Pacific revenues increased 57 percent and 30 percent in the second quarter and first half of 1995, respectively, compared to the 1994 periods. The increase is primarily a result of increased unit shipments of high-end Himalaya servers, increased consulting revenues, and the impact on revenues of foreign currency fluctuations, estimated to be 11 percent for the quarter over the year-ago quarter.

COST OF REVENUES

         During the second quarter and first six months of 1995, product margin percentages declined to 55 percent and 56 percent, respectively, from 59 percent in the comparable 1994 periods. The decline in product margin percentages is the result of the following factors. Business through distributor and reseller channels, which commands lower prices, continues to expand. Shipping of the new Himalaya K2(x) servers generated higher discounting of the Himalaya K1(x) series. Following certain new software releases, capitalized software amortization has increased. System sales for use with decision support applications are expanding significantly, thus increasing the sales volume of disk storage products. Disk storage products, which had a price reduction during the quarter, achieve lower margins than other computer system products. The unfavorable impact on product margins from these factors was offset slightly by the strength of foreign markets, where the Company achieves higher unit prices measured in U.S. dollars.

Margins on service and other revenues decreased to 30 percent in the second quarter of 1995 from 39 percent in the 1994 quarter. This margin decline is attributable primarily to higher contribution to revenues from consulting services, increased training costs, and certain costs associated with consulting services which were previously reported as general and administrative expenses. The Company implemented an organizational change in the first quarter of 1995, reflecting the continued transition to open systems business practices -- to formally price, market, and sell consulting services -- resulting in the change of the classification of these costs. For the first half of 1995, service margins were 31 percent, compared to 34 percent in the same 1994 period.

During both the second quarter and first six months of 1994, product margins decreased to 59 percent from 64 percent and 65 percent for the respective 1993 periods. The decrease is due principally to the introduction of Himalaya server products (which have lower prices and margins than previous generations of Tandem systems) during the first quarter of 1994 and to increased networking revenues at lower margins. Margins on service and other revenues increased to 39 percent in the second quarter of 1994 from 32 percent in the 1993 quarter and decreased to 34 percent from 35 percent for the six-month periods. The second quarter margin improvement was due primarily to lower service costs and overhead associated with cumulative restructuring actions and to reduced costs incurred on systems integration projects. Higher costs on certain systems integration projects in the first quarter of 1994 were the major factor causing margin deterioration in the first six months of 1994.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the second quarter and first half of 1995 increased $14 million or 22 percent, and $23 million or 18 percent, respectively, compared to 1994 spending. Excluding the effect of business units sold, research and development expenses increased 25 percent and 21 percent, respectively, for the quarter and six-month period ended March 31, 1995. The increase is attributable to the Company's new product development efforts, including additional costs for outside contractors, increased salaries and benefits, and purchases of development material. Some of these related products began shipping late in the second quarter, and others will ship later in the calendar year. Research and development expenses were approximately 15 percent and 13 percent of total revenues during the second quarters of 1995 and 1994, respectively. Third quarter spending is expected to be comparable to the second quarter, but lower as a percentage of revenues.

Compared to the 1993 second quarter and first six-month periods, 1994 research and development expenses for the same periods decreased $15 million and $23 million, respectively, in part due to the effect of business units sold but primarily as the result of restructuring actions taken since 1993 and higher levels of software capitalization. Additionally, second quarter 1993 research and development expenses included development material and tooling expenses associated with products that have since been introduced.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general, and administrative expenses in the second quarter and for the first six months of 1995 declined $9 million or 5 percent, and $26 million or 7 percent, respectively, compared to the same 1994 periods. The impact of business units sold contributed to 42 percent and 57 percent, respectively, of the decline for the quarterly and six-month periods. The remaining decline is due to reductions in headcount occurring since the second quarter of 1994 and to the change in reporting of certain consulting services costs as discussed previously. Marketing, general, and administrative expenses are expected to increase in the following quarters, but decrease as a percentage of revenues.

Marketing, general, and administrative expenses were also down sharply in the second quarter and first six months of 1994 from the 1993 periods, $32 million and $58 million, respectively, primarily as the result of restructuring actions initiated in the third quarter of 1993. Of these decreases, approximately one-third of the second quarter and approximately one-quarter of the first six months of 1994 pertain to business units sold.

Aggressive cost containment and restructuring actions have progressively reduced the ongoing level of fixed expenses. However, certain expenses such as commissions and incentive compensation for sales and marketing staff will vary as revenues fluctuate.

IMPACT OF CURRENCY

         During the second quarter and first half of 1995, in comparison to the second quarter and first half of 1994, the currencies in most foreign countries where Tandem has significant operations strengthened against the U.S. dollar. Consequently, the translation of foreign revenues and operating results had a positive impact on the consolidated results of the Company, as stated in U.S. dollars. However, this impact is somewhat mitigated as the Company responds to such movements in currency exchange rates with pricing and other management actions in the local markets. The impact is further mitigated by the Company's hedging program, the objective of which is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. Understanding that the net impact of currency is difficult to quantify, particularly when measuring the effects of local currency pricing actions, management estimates that, compared to the second quarter of 1994, foreign exchange rate movements had a positive impact on the change in operating income of approximately $3 million to $4 million.

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

NET INCOME AND EARNINGS PER SHARE

         Net income for the second quarter of 1995 was $21.7 million, or $0.18 per share, compared to $25.8 million, or $0.23 per share, for the second quarter of 1994. Net income for the second quarter of 1995 includes an $8.7 million, or $0.07 per share, non-operating gain from the sale of an equity investee, LightStream Corporation. Net income for the second quarter of 1993 was $11.1 million, or $0.10 per share.

Net income for the first half of 1995 was $56.9 million, or $0.48 per share, compared to $50.7 million, or $0.45 per share, for the first six months of 1994. The six-month net income in 1994 included a $23.0 million, or approximately $0.20 per share, non-operating gain from the sales of ACI and ACI Ltd. Net income for the first half of 1993 was $28.6 million, or $0.25 per share, which included a $12.4 million positive adjustment for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of October 1, 1992.

The effective tax rates for the second quarter of 1995 and 1994 were 14 percent and 9 percent, respectively, arising principally from taxes currently payable in foreign jurisdictions. The increased effective tax rate for the second quarter of 1995 is due to the geographic distribution of income. Tandem expects to continue to report income for the remainder of 1995 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income.

Weighted average shares outstanding increased from 1994 due to sales of stock to employees under stock plans and to increased dilutive stock options.

FINANCIAL CONDITION

         During the first six months of 1995, cash and cash equivalents increased by $69 million, to $192.6 million. The Company generated $129 million positive cash flow from operations during the first half of the year. Investing activities in the first six months of the year consumed approximately $96 million, principally through the investment in capital equipment and software. Financing activities provided approximately $29 million, primarily from the sales of common stock under employee stock plans.

Accounts receivable days increased to 84 days at March 31, 1995, compared to 77 days at September 30, 1994. Inventory days increased to 59 days at March 31, 1995, compared to 54 days at September 30, 1994.

At March 31, 1995, total debt of $141 million, including $117 million of nonrecourse borrowings against lease receivables, decreased $4 million from September 30, 1994. Total debt as a percentage of total capital is approximately 12 percent at March 31, 1995.

Cash used for restructuring actions during the first half of 1995 aggregated approximately $58 million and was funded by cash generated from operations.

The Company's sources of working capital include cash generated from operations, a $150 million financing facility, and other financing arrangements. Management believes that the financing sources available at March 31, 1995 can adequately meet Tandem's financing needs, both in the short and the long term.

As of March 31, 1995, the Company had approximately 8,200 full-time equivalent employees. Headcount decreased approximately 260 during the first half of the year. Headcount is expected to increase slightly during the remainder of the year.

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Previously, the Company's equity securities were recorded at the lower of cost or market. Under SFAS No. 115, the Company's equity securities are classified as available-for-sale. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115, as of October 1, 1994, increased the beginning balance of stockholders' investment by $4.1 million to reflect the net unrealized holding gain on available-for-sale securities.

OUTLOOK AND RISKS

         The key challenge in meeting the Company's 1995 operating plan continues to be shipping sufficiently increased unit volumes of both the Himalaya and the Integrity products to achieve increased revenues, while concurrently controlling the cost structure of the Company. Increased volume shipments of the Himalaya product family is dependent upon customer acceptance of the K2(x) series and the manufacturing organization's ability to keep pace with demand and shipping requirements. While management is encouraged by the favorable results since the July 1993 restructure, cost control remains a key management focus in meeting the Company operating goals for the year.

UB Networks' contribution to the Company's operating results is dependent upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with the increasing technological requirements of the marketplace.

Although the Company's operating and pricing strategies and currency hedging practices take into account changes in foreign currency exchange rates over time, the Company's operating results can be affected in the short term by significant fluctuations in foreign currency exchange rates.

Tandem, Himalaya, Integrity, and NonStop are trademarks of the Tandem Computers Incorporated. UB Networks is a trademark of Ungermann-Bass Networks, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Limited. All other brand names and product names are trademarks or registered trademarks of their respective companies.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits Required by Item 601 of Regulation S-K

         Exhibit
         Number                     Exhibit
         -------                    -------
         27                         Financial Data Schedule

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the second fiscal quarter.

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

                                      TANDEM COMPUTERS INCORPORATED
                                              (Registrant)

Date:  May 12, 1995                 By:        DAVID J. RYNNE
                                       ---------------------------------
                                             David J. Rynne
                                             Senior Vice President and
                                             Chief Financial Officer

Date:  May 12, 1995                 By:        ANTHONY H. LEWIS, JR.
                                       ---------------------------------
                                             Anthony H. Lewis, Jr.
                                             Vice President and
                                             Corporate Controller