Form 10-Q
period 1995-06-30
TANDEM COMPUTERS INC /DE/
filed 1995-08-14
CIK 315180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                 Yes  x            No
                     ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class:  Common Stock,             Outstanding at August 7, 1995
                 -------------             -----------------------------
                 $.025 par value                116,700,555 shares


PART I - FINANCIAL INFORMATION

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

         The results of operations for the three-month period ended June 30, 1995, are not necessarily indicative of results to be expected in the future.


                        [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                   For the three months ended                      For the nine months ended
                                                ---------------------------------              ---------------------------------
                                                  June 30,             June 30,                  June 30,              June 30,
(In thousands except per share amounts)             1995                 1994                      1995                  1994
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
Product revenues                                   $475,592             $434,176                $1,322,393            $1,215,273
Service and other revenues                          118,822              109,765                   322,563               288,349
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                      594,414              543,941                 1,644,956             1,503,622
--------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of product revenues                            206,250              170,055                   576,446               490,475
Cost of service and other revenues                   88,294               75,214                   228,315               193,956
Research and development                             81,800               66,849                   235,286               196,914
Marketing, general, and administrative              176,932              181,141                   509,771               539,658
--------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                            553,276              493,259                 1,549,818             1,421,003
--------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                     41,138               50,682                    95,138                82,619
Gain on sale of subsidiaries and investments           --                   --                       8,677                23,000
Net interest income                                   1,152                  328                     3,897                 1,178
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           42,290               51,010                   107,712               106,797
Provision for income taxes                           11,446                2,500                    19,957                 7,600
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                         $ 30,844             $ 48,510                $   87,755            $   99,197
================================================================================================================================

EARNINGS PER SHARE                                 $    .26             $    .43                $      .74            $      .88
================================================================================================================================
Weighted average shares outstanding                 118,055              113,508                   118,375               112,942
================================================================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                                             June 30,          September 30,
(In thousands except per share amount)                                         1995                1994
------------------------------------------------------------------------------------------------------------

                                     ASSETS
------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and equivalents                                                       $  134,413           $  124,042
Accounts receivable, net                                                      515,624              512,334
Current portion of lease receivables                                           61,068               61,516
Inventories                                                                   184,964              159,609
Prepaid expenses and other                                                     77,480               70,529
------------------------------------------------------------------------------------------------------------
Total current assets                                                          973,549              928,030
------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT, at cost                                     1,278,848            1,178,888
Accumulated depreciation and amortization                                    (699,926)            (630,652)
------------------------------------------------------------------------------------------------------------
Net property, plant, and equipment                                            578,922              548,236
------------------------------------------------------------------------------------------------------------
COST IN EXCESS OF NET ASSETS ACQUIRED, NET                                      5,192                6,560
------------------------------------------------------------------------------------------------------------
LEASE RECEIVABLES                                                              73,605               76,765
------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                  212,561              202,294
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $1,843,829           $1,761,885
============================================================================================================

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term borrowings                                                      $      694           $      --
Accounts payable                                                              176,911              150,933
Accrued liabilities                                                           438,856              527,510
Current maturities of long-term obligations                                    62,088               58,120
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     678,549              736,563
------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                          76,735               86,481
------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common stock $.025 par value, authorized
  400,000 shares, outstanding 119,515 shares at
  June 30 and 116,237 shares at September 30                                    2,988                2,905
Additional paid-in capital                                                    687,279              646,256
Retained earnings                                                             421,998              332,460
Accumulated translation adjustments                                            27,194                9,192
Treasury stock, at cost                                                       (50,914)              (9,062)
Deferred ESOP compensation                                                          -              (42,910)
------------------------------------------------------------------------------------------------------------
Total stockholders' investment                                              1,088,545              938,841
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                             $1,843,829           $1,761,885
============================================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                      For the nine months ended
                                                                --------------------------------------
                                                                     June 30,               June 30,
(In thousands)                                                         1995                    1994
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  87,755              $  99,197
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                     125,015                123,514
    Gain on sale of subsidiaries                                       (8,677)               (23,000)
    Loss (gain) on dispositions of property, plant,
       and equipment                                                    1,473                   (804)
    Changes in:
      Accounts receivable                                              18,215                (16,858)
      Inventories                                                     (22,137)               (21,677)
      Lease receivables                                                 2,026                  9,933
      Non-debt current liabilities and other                          (90,337)              (128,746)
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             113,333                 41,559
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant, and equipment                         (119,030)               (90,894)
Proceeds from dispositions of property, plant,
  and equipment                                                         4,020                 23,509
Sale of subsidiaries and investments, net of cash disposed             11,642                 70,519
Increase in other assets                                              (37,981)               (51,155)
------------------------------------------------------------------------------------------------------
Net cash used in
  investing activities                                               (141,349)               (48,021)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                             44,957                 51,698
Repayments                                                            (53,042)               (67,956)
Issuance of Common Stock under stock plans, including tax benefits     40,550                 18,763
------------------------------------------------------------------------------------------------------
Net cash provided by
  financing activities                                                 32,465                  2,505
------------------------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash
  and equivalents                                                       5,922                  2,542
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        10,371                 (1,415)
Cash and equivalents at beginning of period                           124,042                106,179
------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                               $ 134,413              $ 104,764
======================================================================================================

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

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:

--------------------------------------------------------------------------------------------
                                                               June 30,        September 30,
(In thousands)                                                   1995               1994
--------------------------------------------------------------------------------------------
Purchased parts and subassemblies                              $ 66,498           $ 52,370
Work in process                                                  36,815             29,234
Finished goods                                                   81,651             78,005
--------------------------------------------------------------------------------------------
Total                                                          $184,964           $159,609
============================================================================================

3.  INVESTMENTS

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

Realized gains on available-for-sale securities during the quarter ended June 30, 1995 totaled $2.5 million. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for the quarter was not material.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTRUCTURING

Information related to restructuring activity for the nine months ended June 30, 1995 is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                             Reduction of                 Internal    Discontinued
(In thousands)                                Work Force    Facilities     Systems     Activities     Other         Total
--------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1994                    $52,066       $54,742      $23,822       $10,711     $31,837      $173,178
Utilized, nine months ended June 30, 1995        30,418        22,291       14,051           870      12,405        80,035
--------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1995                         $21,648       $32,451      $ 9,771       $ 9,841     $19,432      $ 93,143
==========================================================================================================================

Cash used, nine months ended June 30, 1995      $30,418       $17,405      $14,051       $    51     $12,205      $ 74,130
==========================================================================================================================


5.  BUSINESS COMBINATIONS

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

On March 10, 1995, NetWorth entered into a merger agreement providing for a merger with Network Resources Corporation (NRC), an equity investee of the Company. The transaction became effective during the quarter ended June 30, 1995. As a result, the Company's shares of NRC were exchanged for shares of NetWorth. The Company recorded a gain on the transaction of $1.2 million for financial reporting purposes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES

The provision for income taxes for the three- and nine-month periods ended June 30, 1995 and 1994 arose principally from taxes currently payable in foreign jurisdictions.

7. CASH DIVIDENDS

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

8. SUBSEQUENT EVENT

The Company and three principal officers were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on July 19, 1995. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5. The Company has just begun the investigation of this matter. Accordingly, the Company is not yet able to predict the probable outcome of the case or to estimate the potential financial impact, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

         The following tables summarize operating statistics for the third quarter and the first nine months of fiscal 1995 and 1994. The first table shows the percentage relationship of revenue and expense items to total revenues, except cost of product and services which are shown in relation to product revenues and service revenues, respectively. The second table shows the percentage change in 1995 and 1994 from the comparable prior year periods.

Operating results of business units sold are included in revenues, costs, and expenses through their respective disposition dates as follows: Applied Communications, Inc. (ACI) and Applied Communications, Inc. Limited (ACI Ltd.)--December 31, 1993; Array Technology Corporation--March 15, 1994; and NetWorth, Inc.--March 31, 1994. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, certain fluctuations in financial statement line items are provided on a basis which excludes the financial information of the above-mentioned businesses for the period prior to disposition. This basis is described in the text, for example, as "excluding business units sold" and reflects the fluctuations of the ongoing operations of the Company.

The Company's fiscal year ends on September 30. References to 1995, 1994, and 1993 in Item 2 represent the Company's fiscal years.

                                         PERCENT OF TOTAL REVENUES
                                    (Except cost of product and service)

                                                    THREE MONTHS                       NINE MONTHS
                                                   ENDED JUNE 30,                     ENDED JUNE 30,
                                                ------------------                 -------------------
                                                1995          1994                 1995           1994
                                                ------------------                 -------------------
Product revenues                                  80            80                   80             81
Service and other revenues                        20            20                   20             19
-------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                   100           100                  100            100
-------------------------------------------------------------------------------------------------------
Cost of product revenues                          43            39                   44             40
Cost of service and other revenues                74            69                   71             67
-------------------------------------------------------------------------------------------------------
Total cost of revenues                            49            45                   49             46
Research and development                          14            12                   14             13
Marketing, general, and
   administrative                                 30            34                   31             36
-------------------------------------------------------------------------------------------------------
OPERATING INCOME                                   7             9                    6              5
Gain on sale of subsidiaries
   and investments                               N/A           N/A                    1              2
-------------------------------------------------------------------------------------------------------
Net interest income                               --            --                   --             --
-------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         7             9                    7              7
Provision for income taxes                         2            --                    2             --
-------------------------------------------------------------------------------------------------------
NET INCOME                                         5             9                    5              7
=======================================================================================================

N/A - Not applicable

                           PERCENT INCREASE (DECREASE)

                                                  THREE MONTHS                         NINE MONTHS
                                                 ENDED JUNE 30,                       ENDED JUNE 30,
                                               --------------------               ---------------------
                                                1995          1994                 1995           1994
                                               --------------------               ---------------------
Product revenues                                  10            15                    9              2
Service and other revenues                         8            11                   12              1
-------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                     9            14                    9              2
-------------------------------------------------------------------------------------------------------
Cost of product revenues                          21            15                   18             13
Cost of service and other revenues                17             1                   18             (1)
-------------------------------------------------------------------------------------------------------
Total cost of revenues                            20            11                   18              9
Research and development                          22           (19)                  19            (16)
Marketing, general, and
   administrative                                 (2)          (16)                  (6)           (15)
-------------------------------------------------------------------------------------------------------
OPERATING INCOME                                 (19)          N/M                   15            N/M
-------------------------------------------------------------------------------------------------------
Gain on sale of subsidiaries
   and investments                               N/A           N/A                  (62)           N/M
-------------------------------------------------------------------------------------------------------
Net interest income                              251           (50)                 231            (50)
-------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       (17)          N/M                    1            N/M
Provision for income taxes                       358           N/M                  163            N/M
-------------------------------------------------------------------------------------------------------
NET INCOME                                       (36)          N/M                  (12)           N/M
=======================================================================================================

EARNINGS PER SHARE                               (40)          N/M                  (16)           N/M
=======================================================================================================

N/A - Not applicable                 N/M - Not meaningful


OPERATING RESULTS

REVENUES

         Total revenues of $594.4 million during the third quarter of 1995 increased $50 million, or 9 percent, compared to the third quarter of 1994. Product revenues of $475.6 million for the third quarter of 1995 increased $41 million, or 10 percent, over the same quarter of 1994. Service and other revenues for the third quarter of 1995 of $118.8 million increased 8 percent over the third quarter of 1994. Total revenues for the first nine months of 1995 of $1.6 billion increased $141 million, or 9 percent, compared to the first nine months of 1994. Excluding business units sold, total revenues for the nine-month period increased approximately 11 percent. Product revenues of $1.3 billion increased $107 million, or 9 percent, over the same period of 1994; excluding business units sold, product revenues increased 11 percent for the same period comparison. Service and other revenues of $322.6 million, with and without business units sold, increased 12 percent and 13 percent, respectively, over the same nine-month period of 1994.

Increases in product revenues are attributable primarily to increased volume of unit shipments of the Company's computer systems, particularly high-end and mid-range NonStop servers. Increases in service and other revenues are the result of increased consulting revenues.

Product Lines--The table below summarizes total revenue by product lines (which includes both product revenues and service and other revenues) and the percentage of total revenues each product line contributed for the indicated periods.

                              THREE MONTHS ENDED JUNE 30,                    NINE MONTHS ENDED JUNE 30,
(Dollars in millions)           1995                  1994                  1995                  1994
                           ---------------       --------------        ---------------       ---------------
                             $          %          $         %            $         %         $           %
                           ---------------       --------------        ---------------       ---------------
Computer systems           496.3        83       451.7       83        1,367.7      83       1,222.3      81
Networking                  98.1        17        92.2       17          277.3      17         281.3      19
                           ---------------       --------------        ---------------       ---------------
Total revenues             594.4       100       543.9      100        1,645.0     100       1,503.6     100
                           ===============       ==============        ===============       ===============

         Computer systems revenues increased $45 million, or 10 percent, in the third quarter of 1995 and increased $161 million, or 13 percent, for the nine-month period ended June 30, 1995, compared to the same 1994 periods, excluding the effects of business units sold. The increase is a result of increased unit shipments of high-end and mid-range Himalaya servers, recurring software license and support revenues, and increased consulting revenues.

Unit shipments of all computer system product lines increased 26 percent and 28 percent, respectively, in the third quarter and first nine months of 1995, compared to the same 1994 periods (based on the number of processors shipped excluding workstations and personal computers). For the quarter and nine-month periods respectively, high-end NonStop computer unit shipments increased 8 percent and 30 percent. Mid-range NonStop computer unit shipments increased 63 percent and 54 percent. These increases were partially offset in the nine-month period by reductions in the low-end NonStop units of 11 percent. Compared to the third quarter and first nine months of 1994, revenues from the Integrity product family increased by 28 percent and 24 percent, respectively.

Recurring software license and support revenues increased 12 percent and 15 percent, respectively, for the third quarter and first nine months of 1995, compared to the same 1994 periods. These increases contributed 19 percent and 20 percent, respectively, to the net increases in computer systems business, excluding the effects of business units sold.

Consulting revenues attributable to the computer systems business increased 18 percent and 29 percent, respectively, for the third quarter and first nine months of 1995 compared to the same 1994 periods. These increases comprised 15 percent of the net increases in the computer systems business for both periods, excluding business units sold.

Networking revenues increased $6 million, or 6 percent, in the third quarter of 1995 in comparison to the third quarter of 1994. Networking product revenues and service revenues each increased $3 million, or 3 percent and 20 percent, respectively, in this quarterly comparison. Networking revenues increased 3 percent during the first nine months of the year in comparison to the first nine months of 1994, excluding business units sold.

Geographic--The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenues contributed by geographic location for the indicated periods.

                                   THREE MONTHS ENDED JUNE 30,                   NINE MONTHS ENDED JUNE 30,
(Dollars in millions)             1995                   1994                   1995                   1994
                              -------------          -------------        ---------------        ---------------
                                $        %             $        %             $        %             $        %
                              -------------          -------------        ---------------        ---------------
United States                 292.7      49          259.0      48          816.7      50          774.2      52
Europe
  United Kingdom               45.4       8           66.7      12          133.1       8          130.7       9
  Germany                      30.0       5           22.8       4           72.0       4           64.6       4
  Other Europe                 76.2      13           72.8      14          219.4      14          196.5      13
                              -------------          -------------        ---------------        ---------------
        Total Europe          151.6      26          162.3      30          424.5      26          391.8      26

Japan                          96.2      16           68.8      13          245.1      15          194.9      13
Asia/Pacific                   29.8       5           29.9       5           91.1       5           78.1       5
Americas Division
  (excluding the U.S.)         24.1       4           23.9       4           67.6       4           64.6       4
                              -------------          -------------        ---------------        ---------------

Total revenues                594.4     100          543.9     100        1,645.0     100        1,503.6     100
                              =============          =============        ===============        ===============


         Revenues in the United States increased 13 percent during the third quarter of 1995 compared to the same 1994 period. The increase in U.S. revenues is attributable primarily to increased computer product revenues -- increased volume of unit shipments of the Company's high-end and mid-range NonStop servers. Excluding business units sold, U.S. revenues increased 8 percent during the first nine months of 1995, compared to the prior year. Domestic results for this nine-month period are attributable to sales growth into the communications industry, offset somewhat by reduced computer product revenues across most other industries.

Revenues in Europe decreased 7 percent during the third quarter of 1995 compared to the same 1994 period. Computer systems revenues in the United Kingdom were impacted, quarter over year ago quarter, due to the completion of the first phase of a large contract in the third quarter of 1994. In the quarter over quarter comparison, the reduced U.K. computer systems revenues were offset somewhat by increased revenues in Germany and other parts of Europe. Excluding the effects of business units sold, European revenues increased 9 percent during the first nine months of 1995, compared to the prior year. The revenue increase is attributable to increased unit shipments of over 25 percent, mainly in mid-range systems, and to foreign currency fluctuations between the periods, estimated to be 11 percent between the two nine-month periods.

In Japan, revenues increased 40 percent and 26 percent in the third quarter and first nine months of 1995, respectively, compared to the same 1994 periods. The increase is primarily due to increased unit shipments of high-end computer systems, increased consulting revenues, and the impact on revenues of foreign currency fluctuations, estimated to be 24 percent for the quarter over the year-ago quarter and 16 percent between the two nine-month periods.

Asia/Pacific revenues decreased 1 percent during the third quarter of 1995 compared to the same 1994 period, primarily as a result of reduced Networking revenue. Excluding business units sold, Asia/Pacific revenues increased 19 percent during the first nine months of 1995, compared to the prior year. The increase is primarily a result of increased unit shipments of high-end Himalaya servers, increased consulting revenues, and the impact on revenues of foreign currency fluctuations, estimated to be 7 percent between the two nine-month periods.

COST OF REVENUES

         During the third quarter and first nine months of 1995, product margin percentages declined 4 points to 57 percent and 56 percent, respectively, in comparison to the same 1994 periods. The decline in product margin percentages is the result of mix shifts from the direct sales channel to expanding business through distributor and reseller channels and to an increased contribution to total revenue from third-party products. Further, shipments of the new Himalaya K2(x) servers generated higher trade-ins of older NonStop systems. The unfavorable impact on product margins from these factors was offset slightly by the strength of foreign markets, where the Company achieves higher unit prices measured in U.S. dollars. Management expects product margins to decline in the fourth quarter, compared to the third quarter.

Margins on service and other revenues decreased to 26 percent in the third quarter of 1995 from 31 percent in the 1994 third quarter. This margin decline is attributable primarily to a higher contribution to revenues from consulting and other service activities that generate lower margins. For the first nine months of 1995, service margins were 29 percent, compared to 33 percent in the same 1994 period.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the third quarter and first nine months of 1995 increased $15 million or 22 percent, and $38 million or 19 percent, respectively, compared to 1994 spending. Excluding the effects of business units sold, research and development expenses increased 22 percent for the nine-month period ended June 30, 1995. The increase is attributable to the Company's new product development efforts, including additional costs for outside contractors, increased salaries and benefits, and purchases of development material. Research and development expenses were approximately 14 percent and 12 percent of total revenues during the third quarters of 1995 and 1994, respectively. Research and development spending is expected to increase in the fourth quarter, but not as a percentage of revenues.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general, and administrative expenses in the third quarter and for the first nine months of 1995 declined $4 million or 2 percent, and $30 million or 6 percent, respectively, compared to the same 1994 periods. The impact of business units sold contributed to 49 percent of the decline for the nine-month period. The remaining decline in the quarter and the nine-month period is due primarily to reductions in headcount occurring since the third quarter of 1994. Marketing, general, and administrative expenses are expected to increase in the fourth quarter, but not as a percentage of revenues.

Aggressive cost containment and restructuring actions have progressively reduced the ongoing level of fixed expenses. However, certain expenses such as commissions and incentive compensation for sales and marketing staff will vary as revenues fluctuate.

IMPACT OF CURRENCY

         During the third quarter and first nine months of 1995, in comparison to the third quarter and first nine months of 1994, the currencies in most foreign countries where Tandem has significant operations strengthened against the U.S. dollar. Consequently, the translation of foreign revenues and operating results had a positive impact on the consolidated results of the Company, as stated in U.S. dollars. However, this impact is somewhat mitigated as the Company responds to such movements in currency exchange rates with pricing and other management actions in the local markets. The impact is further mitigated by the Company's hedging program, the objective of which is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. Understanding that the net impact of currency is difficult to quantify, particularly when measuring the effects of local currency pricing actions, management estimates that, compared to the third quarter of 1994, foreign exchange rate movements had a positive impact on the change in operating income of approximately $9 million to $11 million.

NET INCOME AND EARNINGS PER SHARE

         Net income for the third quarter of 1995 was $30.8 million, or $0.26 per share, compared to $48.5 million, or $0.43 per share, for the third quarter of 1994. Net income for the first nine months of 1995 was $87.8 million, or $0.74 per share, compared to $99.2 million, or $0.88 per share, for the first nine months of 1994. Net income for the nine months ended June 30, 1995 included an $8.7 million, or $0.07 per share, non-operating gain from the sale of an equity investment, Lightstream Corporation. The nine-month net income in 1994 included a $23.0 million, or approximately $0.20 per share, non-operating gain from the sales of ACI and ACI Ltd.

The effective tax rates for the nine month periods ended June 30, 1995 and 1994 were 19 percent and 7 percent, respectively. Excluding the 1995 gain on sale of subsidiaries and investments which will be offset fully by available net operating loss carryforwards in the U.S., the effective tax rate for the nine month period ended June 30, 1995 is 20 percent. The tax provision arises principally from taxes payable in foreign jurisdictions. The effective tax rate for the third quarter of 1995 includes an adjustment relating to an increase in the annual effective tax rate due to changes in both the overall level and geographic distribution of earnings. Tandem is generating income in specific foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain other foreign income.

Weighted average shares outstanding increased from 1994 due to sales of stock to employees under stock plans and to increased dilutive stock options.

FINANCIAL CONDITION

         During the first nine months of 1995, cash and cash equivalents increased by $10 million, to $134 million. The Company generated $113 million positive cash flow from operations during the first nine months of the year. Investing activities in the first nine months of the year consumed approximately $141 million, principally through the investment in capital equipment and software. Financing activities provided approximately $32 million, primarily from the sales of common stock under employee stock plans.

Accounts receivable days increased to 79 days at June 30, 1995, compared to 77 days at September 30, 1994. Inventory days increased to 57 days at June 30, 1995, compared to 54 days at September 30, 1994.

At June 30, 1995, total debt of $140 million, including $115 million of nonrecourse borrowings against lease receivables, decreased $5 million from September 30, 1994. Total debt as a percentage of total capital is approximately 11 percent at June 30, 1995, as compared to 13 percent at September 30, 1994.

Cash used for restructuring actions during the first nine months of 1995 aggregated approximately $74 million and was funded by cash generated from operations.

The Company's sources of working capital include cash generated from operations, a $150 million financing facility, and other financing arrangements. Management believes that the financing sources available at June 30, 1995 can adequately meet Tandem's financing needs, both in the short and the long term.

As of June 30, 1995, the Company had approximately 8,300 full-time equivalent employees. Headcount is expected to increase slightly during the remainder of the year.

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

OUTLOOK AND RISKS

         The Company's future operating results may be affected by a number of factors, including the Company's ability to increase market share, to expand successfully into new markets, to improve upon cost control efforts, and to continue the Company's migration to open platforms.

A key challenge to the Company's continued growth is selling sufficiently increased unit volumes of computer systems and networking products to achieve increased revenues, while concurrently controlling the cost structure of the Company. Increased volume shipments of the Himalaya product family is dependent upon product acceptance of the K2(x) series of servers by the Company's existing customer base, as well as successful expansion into new markets, such as decision support and commercial uses of the Internet. With continued pressures on product margins, cost control remains a key management focus.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company and three principal officers were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on July 19, 1995. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits required by Item 601 of Regulation S-K

         Exhibit
         Number                   Exhibit
         -------                  -------
         10.1                     Form of Employment Agreement entered into
                                  during the quarter ended June 30, 1995,
                                  between the Company and the following
                                  executive officers: James G. Treybig,
                                  Robert C. Marshall, David J. Rynne, Donald
                                  E. Fowler, Kurt Friedrich, Gerald L. Peterson and Roel Pieper.

         27                       Financial Data Schedule

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the third fiscal quarter.

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

                                     TANDEM COMPUTERS INCORPORATED
                                             (Registrant)

Date:  August 11, 1995            By:     DAVID J. RYNNE
                                     ------------------------------
                                        David J. Rynne
                                        Senior Vice President and
                                        Chief Financial Officer

Date:  August 11, 1995            By:   ANTHONY H. LEWIS, JR.
                                     ------------------------------
                                        Anthony H. Lewis, Jr.
                                        Vice President and
                                        Corporate Controller