Form 10-K
period 1995-09-30
TANDEM COMPUTERS INC /DE/
filed 1995-12-08
CIK 315180

LOGO

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-9134
                            ------------------------

                         TANDEM COMPUTERS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-2266618
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
             19333 VALLCO PARKWAY                               95014-2599
            CUPERTINO, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 285-6000
                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of December 4, 1995: $1,401,984,963.

     The number of shares of Common Stock outstanding as of December 4, 1995:
117,003,559.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement dated December 15, 1995, for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                      PART I

ITEM 1.  BUSINESS

     Tandem Computers Incorporated (Tandem or the Company), a Delaware corporation founded in 1974, provides its customers with continuously available, open, parallel processing computer systems and client/server solutions, and enterprise networks. Tandem designs, develops, manufactures, markets, and supports a full range of computer systems and services, ranging from the desktop to the data center, as well as software to deliver complete customer solutions. The Company's current server offerings include the NonStop Himalaya K2(x) and K1(x) series of parallel processing servers and the UNIX(R) System V, Release 4
(SVR4)-based Integrity line of servers. Tandem provides networking products through its Ungermann-Bass Networks, Inc. (UB Networks) subsidiary.

     Tandem works to leverage its fundamental strengths in three major application areas: commercial online transaction processing (OLTP), decision support, and messaging.

NONSTOP SERVERS

     NonStop Himalaya servers, together with the open Tandem NonStop Kernel operating system, deliver continuous availability, data integrity, linear scalability, distributed processing, and distributed data capability. The parallel architecture of NonStop servers means processors work in parallel so multiple units of work can be processed reliably and simultaneously. All NonStop servers allow substantial linear expansion of processing power within a single system through the addition of processors. This enables the user to expand the system's transaction processing capacity without sacrificing the initial investment in hardware and software.

     Himalaya servers are based on reduced instruction-set computing (RISC) technology, allowing the Company to introduce new products quickly, based on the latest high-performance processor chips, for continually improved price/performance. Accordingly, during 1995, Tandem introduced the Himalaya K2(x) series of servers, which provide a 50 percent price/performance improvement over previous Himalaya servers.

     For Himalaya servers, Tandem develops highly reliable and scalable software engines that drive popular open products such as Novell, Inc.'s TUXEDO(R) monitor and Open Software Foundation's Distributed Computing Environment (DCE). These products are optimized for Tandem's major markets: interactive customer service, decision support, and electronic commerce. This software derives the benefits of the Himalaya servers -- parallelism, nonshared memory, nonshared disk, and process pairs -- to provide the highest degree of scalability and reliability possible.

     Himalaya servers connect to a wide range of client platforms and operating systems, including Microsoft Windows, MS-DOS, OS/2, SCO UNIX, SunOS, HP-UX, Microsoft Windows NT, and Apple System 7 operating systems. NonStop Himalaya servers also support a wide range of open database gateways and open networking standards, including TCP/IP, NetBIOS, AppleTalk, SNA, and OSI. In addition, NonStop Himalaya servers support portability requirements through their Open System Services.

INTEGRITY SERVERS

     The RISC-based Integrity server family is designed to extend Tandem's strengths, especially reliability, to the market for UNIX systems.

     Integrity FT servers can detect, isolate, and recover from component failures without the operating system or applications being affected. The architecture is based on three loosely synchronized CPU modules operating as one triple modular redundant processor, and power and cooling subsystems linked by redundant data paths to ensure that component failures do not cause the system to halt.

     Additionally, Tandem offers a complete line of highly scalable, general-purpose servers based on the UNIX operating system: Integrity NR servers. This product family ranges from low-level products such as the Indy(TM) and Indigo(R) workstations, to highly scalable symmetric multiprocessing servers.
------------

     All references to years throughout Parts I, II, and IV represent the Company's fiscal years ended September 30, unless otherwise indicated.

     Integrity servers conform to the System V Interface Definition (SVID), the IEEE POSIX standards, the X/Open(R) Portability Guide Base Profile, and the MIPS(R) ABI standard. This makes thousands of existing applications based on the UNIX operating system available to users of Integrity servers. Integrity servers also support application development tools and databases from a variety of independent software vendors. Tandem markets a wide variety of open middleware from suppliers such as Oracle Corporation and Novell, Inc.

SERVERNET TECHNOLOGY

     Designed to provide reliable, scalable communications between processors and peripherals, the ServerNet architecture provides a core interconnect technology that Tandem will build into its future servers. ServerNet technology uses multiple high-speed, low-cost routers to switch data rapidly and directly between multiple data sources and destinations, including processors, storage, and communications devices. By providing the intelligent switching that previously could be supplied only by a processor, ServerNet architecture eliminates the need for a processor in every data path. With the ServerNet router controlling the data path, data can flow directly from processor to processor, from processor to device, from device to processor, and from device to device.

     At the end of 1995, Tandem shipped its first beta UNIX system-based server with ServerNet technology: the Integrity S4000 server.

PERIPHERALS

     For complete solutions, the Company offers high-quality, industry-standard desktop products and peripherals -- including high-performance UNIX system-based workstations and servers, PC-compatible computers, storage devices, and printing products -- through original equipment manufacturer (OEM) and value-added reseller (VAR) relationships. The Company adds hardware and software enhancements to several of these products prior to resale.

NETWORKING, COMMUNICATIONS, AND NETWORK MANAGEMENT

     Tandem's networking products enable NonStop and Integrity servers to participate in complex multiprotocol networks employing a variety of industry-standard protocols, including SNA, TCP/IP, OSI, AppleTalk, and NetBIOS. Tandem's communications products allow NonStop servers to connect directly to a variety of transaction-generating devices such as terminals, workstations, automated teller machines, cash registers, and bar-code readers.

     Tandem offers a variety of network management tools to facilitate the efficient management of NonStop servers in an open environment. Distributed Systems Management (DSM) software provides an architecture and set of services that permit the management of remote systems and business applications. DSM software can be tailored to support centralized or decentralized management of operations, and provides the foundation for automated operations at central or remote sites.

UB Networks

     UB Networks is a supplier of networking hardware and software products for shared and switched environments. The full line of enterprisewide networking products includes the GeoLAN/500 NonStop Super-Switching Hub, the GeoSwitch/155 ATM Switch, the GeoRim/E Ethernet Switch, and the GeoStax Stackable Workgroup hubs. UB Networks also provides network management and application products, including its EMPower distributed management system and Virtual Network Architecture. Its service division offers innovative support solutions such as comprehensive integration services and advanced interactive support via the Internet.

MARKETING, SALES, AND SUPPORT

     Tandem markets its products primarily through its own organization, which includes marketing, sales, training, field support, and professional services personnel. The Company also markets its products through distributors, VARs, and OEMs. The Company intends to continue its expansion of alternate distribution channels worldwide.

     Applications are typically developed and provided by application software providers and resellers or by the customer's own programmers. To facilitate the development and availability of applications on Tandem systems, the Company established the Tandem Alliance program for selected VARs, software houses, systems integrators, and other related businesses. The Company offers Alliance members a variety of licensing, marketing, technical, and sales support programs. More than 350 Alliance members work with Tandem to develop solutions for customers in a wide range of industries.

     To enhance its international marketing, sales, and support efforts, Tandem has established joint ventures in Chile, Japan, Mexico, Singapore, China, and a number of European countries. The Company's joint ventures in Chile and Mexico distribute and support Tandem products. Other joint ventures provide project management and contract consulting services to Tandem customers, and develop and support customized application software to meet the needs of the local marketplace. They may also assist Tandem Alliance members with the distribution and support of their software products.

     To increase its marketing efforts, the Company has established OEM and reseller relationships with multiple vendors, including AT&T; Cabledata; Motorola, Inc.; Sprint International; Nippon Telephone and Telegraph (NTT); and Nippon Electric Company (NEC). Tandem has also established marketing relationships with leading systems integrators such as Andersen Consulting, Logica plc, Electronic Data Systems Incorporated (EDS), and Unisys.

     During 1995, over 75 percent of the Company's hardware sales were to end users. The remaining sales were to distributors and to resellers that add their hardware and software products for specific applications. No customer accounted for 10 percent or more of the Company's total 1995 revenues.

     The Company strives to minimize the time between receipt of orders and shipment of systems. Typically, Tandem ships within 90 days of receiving the order. For this reason, and because customers may change delivery schedules or cancel orders, the order backlog at any particular date may not be representative of the Company's actual sales for any succeeding fiscal period.

     Tandem offers professional services and education, including design consulting, systems integration, operations management guidance, and system requirements planning. Tandem's support centers can perform system diagnostics remotely on both hardware and software. The Company also offers on-site service.

PRODUCT DEVELOPMENT

     Tandem continues to develop new products and enhance existing products to give its customers improved price/performance; to broaden Tandem's customer base by providing industry-specific platforms and solutions; and to make Tandem systems and their benefits more accessible in a client/server environment. Tandem is committed to providing open systems that deliver connectivity, interoperability, and portability. The Company expects to introduce additional products in the future based on the NonStop Kernel, Microsoft Windows NT, and UNIX operating systems, incorporating the Company's new ServerNet technology.

     The computer industry is characterized by rapid technological advances. To remain competitive, computer companies must pursue technical development. Accordingly, the Company continues to incur substantial engineering and software development expenses. During 1995, 1994, and 1993, the Company's research and development expenses were $323.2 million, $269.3 million, and $313.3 million, respectively. Reference is made to the information found under the caption "Software development costs" in the Notes to Consolidated Financial Statements on pages 22 and 23.

INDUSTRY SOLUTIONS

     Tandem and its Alliance members provide solutions designed to meet the specific requirements of particular industries and applications. Tandem's Alliance strategy offers customers the fundamental strengths of Tandem products as well as the specific industry knowledge and advantages that our Alliance members build into their solutions.

Telecommunications

     Tandem provides critical services to the world's major telecommunications companies. The applications cover a wide range of network and operational aspects of the industry. Particular emphasis is on business systems for operator services, call centers, call detail analysis, service ordering, and billing; network operation systems for network management and network control; value-added service systems for voice messaging, electronic messaging, fax, e-mail, and multimedia; and enhanced network services for intelligent networking and automatic wireless roaming devices.

Banking and Securities

     Tandem continues to be a major provider of information technology solutions to the worldwide financial services industry. The Company's strong presence in banking is demonstrated by its customer base of more than 500 financial institutions worldwide. In addition, Tandem remains a significant presence in retail electronic funds transfer, international banking, and interbank payments by continually improving its solution offerings in these areas.

     In the securities industry, Tandem continues to expand its presence in stock and commodities exchanges globally. The Company now provides solutions to 45 exchanges worldwide.

Electronic Commerce

     Tandem continues to broaden and extend its range of solutions and infrastructure products in the high-growth electronic commerce market that includes messaging and electronic data interchange (EDI).

Decision Support

     Tandem provides end-to-end data warehouse solutions that scale to meet business needs. From midrange departmental systems to multi-terabyte, enterprisewide data warehouses, Tandem offers the right mix of scalable high-performance hardware, industry-standard software, and decision support tools and applications.

COMPETITION

     The market for computer systems is highly competitive. Potential purchasers consider many factors: price/performance and cost of ownership, openness, system capability, availability, scalability, compatibility, reliability and maintainability, and the manufacturer's ability to develop new products and enhance existing ones. Tandem believes that with the introduction of the Himalaya server range, it competes favorably with respect to these factors.

     Tandem systems compete with those of three classes of competitors. Competitors for traditional fault-tolerant systems include IBM, Digital Equipment Corporation (DEC), and Stratus Computer, Inc. (Stratus). The new pricing and open features of Himalaya servers position them in a broader market and against a wider range of competitors, including Sequent Computers, Inc. (Sequent); Sun Microsystems, Inc. (Sun); and Hewlett-Packard Company (HP). Certain massively parallel configurations of NonStop servers are competitive with products from other providers of parallel systems. Recent increased industry focus on commercial parallelism has placed Tandem in competition with nontraditional competitors. Specifically, in parallel database applications such as decision support, AT&T Global Information Solutions and the IBM SP/2 product family are now competitors.

     The Integrity server family competes with UNIX system-based offerings from HP, IBM, Sequent, Stratus, and Sun.

     In the highly competitive LAN market, UB Networks faces substantial competition from several established and emerging computer communications and LAN companies, including IBM, DEC, Cabletron Systems, Bay Networks, 3Com Corporation, and Cisco Systems, Inc.

MANUFACTURING

     The Company's manufacturing facilities are located in Fremont, California, and in Stirling, Scotland. Manufacture of Tandem computer systems requires the assembly and testing of integrated circuits, circuit boards, peripheral subsystems, power supplies, and other items, as well as final assembly, integration, and testing of completed computer systems. All inspection, final assembly, and system integration tests are performed by Company personnel. In general, the Company assembles its systems from components and prefabricated parts manufactured by others. A number of the custom and semicustom integrated circuits, printed circuit boards, and power supplies are manufactured by others to the Company's specifications. Tandem purchases terminals, workstations, printers, disk drive head disk assemblies, tape drives, cable assemblies, power supplies, and other subassemblies and peripheral equipment.

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

ENVIRONMENTAL REGULATIONS

     The Company's objectives include providing products and services that are environmentally sound, and conducting business operations in an environmentally responsible manner. Compliance with federal, state, and local provisions related to the discharge of materials into the environment, or otherwise related to protection of the environment by the Company has not had, nor is expected to have, a material effect on the capital expenditures, earnings, or competitive position of the Company.

PATENTS

     Tandem has been awarded patents in the United States and other countries for various aspects of its computer systems. Additional patent applications are pending in the United States and other countries. There can be no assurance that any of these applications will result in the award of a patent or that the Company would be successful in asserting its patent rights in any subsequent infringement actions. The patents and patent applications, although of significant value to the Company, are not considered to be of material importance to the business as a whole.

     Because a large number of patents exist in the computer field and new patents are issued frequently, it is not economically practical to determine in advance whether a new product or any of its components infringe any patent. Some of the Company's products have been alleged to infringe patents, and additional allegations may be made in the future. In the event of an infringement, the Company believes that, based on industry practice, any necessary licenses or rights under such patents may be obtained on terms that would not have a material adverse financial effect on the Company.

EMPLOYEES

     As of September 30, 1995, the Company had 8,380 full-time equivalent employees.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Reference is made to the information found under the caption "Outlook and Risks -- Foreign Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16, and to the information under the caption "Segment Information" in the Notes to Consolidated Financial Statements on pages 35 and 36.

ITEM 2.  PROPERTIES

     The Company is headquartered in Cupertino, California, where it owns 18 and leases two buildings, totaling approximately 1.8 million square feet. Approximately 60 percent of the space is devoted to product development functions, while the remaining 40 percent houses marketing and administration. In addition, Tandem owns approximately 40 acres of unimproved property situated near its Cupertino headquarters. This additional unimproved property will allow for expansion. The Company recently leased approximately 490,000 square feet in Fremont, California, where it has consolidated all U.S. manufacturing. The Company has entered into an agreement to sell, in 1996, the Cupertino retail shopping center owned by the Company since 1990.

     The Company's UB Networks, Inc., subsidiary leases six buildings in Santa Clara, California, for its corporate headquarters. Additionally, the Company leases a 77,000 square foot facility, devoted to development, marketing and administration in Plano, Texas. In 1993, the Company acquired a 134,500 square foot manufacturing facility in Stirling, Scotland. In addition, Tandem owns a product development facility of approximately 190,000 square feet in Austin, Texas. The Company also leases sales, field service and training offices at more than 180 locations in North America, Europe, Asia and the Pacific Rim. In 1988, Tandem entered into a prepaid 999 year lease for property near London that serves as its United Kingdom headquarters.

     For information about Tandem's lease commitments, reference is made to the information found under the caption "Property, Plant and Equipment" in the Notes to Consolidated Financial Statements on Page 27.

ITEM 3.  LEGAL PROCEEDINGS

     Mark Gaffney v. Tandem Computers Inc. The Company and three principal officers, James G. Treybig, David J. Rynne and Robert C. Marshall, were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on July 19, 1995. The class action is purported to be on behalf of purchasers of the Company's Common Stock between March 8 and July 12, 1995. The complaint alleges violations of
Section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5 in connection with public statements about the Company's expected revenues for the second and third quarters of 1995.

     Peter Balkheimer and Ernst Balkheimer v. Tandem Computers Inc. This class action complaint for damages was filed in the United States District Court for the Northern District of California on November 2, 1995, and names the Company, two principal officers, James G. Treybig and David J. Rynne, and the Chairman of the Board, Thomas J. Perkins, as defendants. This class action is purported to be on behalf of purchasers of the Company's Common Stock between December 16, 1994 and October 26, 1995. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5 in connection with public statements about the Company's expected revenues and earnings during 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

------------------

     Tandem, Himalaya, Integrity, NonStop, ServerNet, and the Tandem logo are trademarks of Tandem Computers Incorporated. UB Networks, GeoLAN, GeoRim/E and GeoSwitch are trademarks of Ungermann-Bass Networks, Inc. Indigo is a registered trademark and Indy is a trademark of Silicon Graphics, Inc. MIPS is a registered trademark of MIPS Technologies, Inc., a wholly owned subsidiary of Silicon Graphics, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. X/Open is a registered trademark of X/Open Company Ltd. TUXEDO is a registered trademark of Novell, Inc. All other brand and product names are trademarks or registered trademarks of their respective companies.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Reference is made to the information regarding the principal United States markets for the Company's Common Stock, market stock price range, dividends, and holders of record of the Common Stock of the Company found under the caption "Quarterly Financial Data" in the Notes to Consolidated Financial Statements on pages 36 and 37.

ITEM 6.  SELECTED FINANCIAL DATA


-----------------------------------------------------------------------------------------------------------
                                                             TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

For the years ended September 30
-----------------------------------------------------------------------------------------------------------
   (In thousands except per share amounts)      1995         1994         1993         1992         1991
-----------------------------------------------------------------------------------------------------------
REVENUES                                     $2,284,962   $2,108,035   $2,030,960   $2,036,917   $1,922,179
-----------------------------------------------------------------------------------------------------------
Cost of revenues                              1,140,689      955,268      886,054      829,738      757,907
Research and development                        323,197      269,267      313,298      285,117      266,627
Marketing, general, and administrative          695,772      726,906      847,047      851,477      838,504
Restructuring charges                                --           --      451,000      106,000           --
-----------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                         125,304      156,594     (466,439)     (35,415)      59,141
Gain on sale of subsidiaries and
  investments                                     9,297       23,000           --           --           --
Net interest income (expense)                     5,098        1,606        3,300        3,813       (1,952)
Provision for income taxes                      (32,153)     (11,000)     (66,959)      (9,582)     (22,018)
Cumulative effect of change in accounting
  for income taxes                                   --           --       12,371           --           --
-----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                            $  107,546   $  170,200   $ (517,727)  $  (41,184)  $   35,171
===========================================================================================================
EARNINGS (LOSS) PER SHARE                    $      .91   $     1.50   $    (4.61)  $     (.38)  $      .33
===========================================================================================================
Total assets                                 $1,856,694   $1,761,885   $1,685,209   $2,045,424   $1,931,918
Long-term obligations                        $   75,923   $   86,481   $   86,162   $   93,626   $   93,134
Stockholders' investment                     $1,110,335   $  938,841   $  736,825   $1,236,895   $1,247,945
===========================================================================================================

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Effective October 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." See the Notes to Consolidated Financial Statements.

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

     Operating results of business units sold are included in revenues, costs, and expenses through their respective disposition dates as follows: MPACT EDI Systems, Inc. -- June 30, 1993; Applied Communications, Inc. (ACI), and Applied Communications, Inc. Limited (ACI Ltd.) -- December 31, 1993; Array Technology Corporation -- March 15, 1994; and NetWorth, Inc. -- March 31, 1994. Fluctuations in income statement line items between 1995 and 1994 were not significantly affected by these business units sold, with less than a 2 percent impact in most cases. Where significant, discussions are provided on a basis that excludes the financial information of the above-mentioned businesses for the period prior to disposition. This basis is described in the text, for example, as "excluding the effects of business units sold" and reflects the fluctuations of the ongoing operations of the Company.

     The Company's fiscal year ends on September 30. References to 1995, 1994, and 1993 in this section represent the Company's fiscal years.


-----------------------------------------------------------------------------------------------------
  Percent of Total Revenues
   (Except cost of product                                                           Percent Increase
        and service)                                                                    (Decrease)
-----------------------------------------------------------------------------------------------------
 1995        1994        1993                                                         1995       1994
-----------------------------------------------------------------------------------------------------
              p
 80.8        81.5        81.3             Product revenues                               7          4
 19.2        18.5        18.7             Service and other revenues                    13          3
100.0       100.0       100.0             Total revenues                                 8          4

 44.5        40.7        37.7             Cost of product revenues                      17         12
 72.7        65.6        69.4             Cost of service and other revenues            25         (3)
 49.9        45.3        43.7             Total cost of revenues                        19          8

 14.1        12.8        15.4             Research and development                      20        (14)
 30.5        34.5        41.7             Marketing, general, and administrative        (4)       (14)

  N/A         N/A        22.2             Restructuring charges                        N/A        N/M
  5.5         7.4       (23.0)            Operating income (loss)                      (20)       N/M

  4.7         8.1       (25.5)            Net income (loss)                            (37)       N/M
=====================================================================================================

N/M = not meaningful

N/A = not applicable

OPERATING RESULTS

REVENUES

     Total revenues in 1995 of $2.3 billion increased 8 percent over 1994. Product revenues for 1995 increased 7 percent over 1994, while service and other revenues increased 13 percent. Increases in product revenues were attributable primarily to an increased volume of unit shipments of the Company's computer systems, particularly high-end and midrange Himalaya servers, and to increased software license and support revenues, offset by reduced networking revenues. The benefits of the increased unit shipments were partially offset by a shift from system add-on business to aggressively discounted trade-in activity on the NonStop product family, largely resulting from rapid Himalaya server product introductions. Increases in service and other revenues were the result of increased consulting revenues.

     Total revenues in 1994 increased 4 percent over 1993, but increased 8 percent excluding the effects of business units sold. The increase in product revenues resulted primarily from a large increase in unit shipments of the Company's Himalaya server products and increased revenues from networking products. The increase of unit shipments of the Himalaya servers exceeded the effect of lower unit pricing, a trend that increased throughout the year. The increase in service and other revenues was attributable primarily to a large consulting project that occurred in the third quarter of 1994.

Product lines

     The table below summarizes total revenues by product line (which includes both product revenues and service and other revenues) and the percentage of total revenues each product line contributed for the indicated periods.

----------------------------------------------------------------------------------------------------
(Dollars in millions)                               1995                1994                1993
----------------------------------------------------------------------------------------------------
                                                 $        %          $        %          $        %
----------------------------------------------------------------------------------------------------
Computer systems                              1,911.1     84      1,730.7     82      1,676.3     83
Networking                                      373.9     16        377.3     18        354.7     17
----------------------------------------------------------------------------------------------------
Total revenues                                2,285.0    100      2,108.0    100      2,031.0    100
====================================================================================================


     Computer systems revenues increased 10 percent in 1995 compared to 1994. The increase was the result of increased unit shipments of high-end and midrange Himalaya servers, increased recurring software license and support revenues, and increased consulting revenues. The benefits of the strong growth in unit volumes were partially offset by the shift from system add-on business to aggressively discounted trade-in activity on the NonStop product family.

     Overall, unit shipments of computer system product lines increased 23 percent in 1995, compared to 1994 (based on the number of processors shipped excluding workstations and personal computers). High-end NonStop computer unit shipments increased 40 percent to 2,600 units during the year and midrange NonStop computer unit shipments increased 61 percent to more than 4,300 units. Compared to the prior year, units from the UNIX system family were relatively flat.

     Recurring software license and support revenues increased 16 percent for the year, compared to 1994, primarily from the effect of increased volumes discussed above. This increase contributed 24 percent to the net increase in the computer systems business.

     Consulting revenues attributable to the computer systems business increased 33 percent during 1995, compared to 1994. The growth in consulting revenues was attributable to changes made in the first quarter of 1995, whereby the Company organized to price, market, and sell certain consulting services more aggressively. The increase in consulting revenues accounted for 19 percent of the net increase in the computer systems business.

     Networking revenues decreased $3 million, or 1 percent, during 1995, in comparison to 1994. Excluding NetWorth, Inc., which was a consolidated subsidiary prior to April 1, 1994, networking revenues increased $9 million, or 2 percent. Networking product revenues decreased $7 million, offset by increased consulting and service revenues of $16 million. As noted above, service revenues increased as the Company began a formal program to market and sell certain consulting services.

Geographic

     The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenues contributed by geographic location for the indicated periods.

----------------------------------------------------------------------------------------------------
(Dollars in millions)                                  1995              1994              1993
----------------------------------------------------------------------------------------------------
                                                      $       %         $       %         $       %
----------------------------------------------------------------------------------------------------
United States                                      1,149.6    50     1,127.5    54     1,087.7    54
Europe
  United Kingdom                                     179.8     8       161.9     8       139.9     7
  Germany                                             97.5     4        92.3     4       100.2     5
  Other Europe                                       300.6    13       258.0    12       298.0    14
----------------------------------------------------------------------------------------------------
     Total Europe                                    577.9    25       512.2    24       538.1    26
Japan                                                338.6    15       265.3    13       233.1    12
Asia-Pacific                                         123.5     6       116.3     5        86.4     4
Americas Division (excluding the U.S.)                95.4     4        86.7     4        85.7     4
----------------------------------------------------------------------------------------------------
Total revenues                                     2,285.0   100     2,108.0   100     2,031.0   100
====================================================================================================

     Revenues in the United States in 1995 increased 2 percent compared to 1994, characterized by increased unit shipments of high-end and midrange servers and increased consulting revenues, offset by the shift to aggressively discounted trade-in activity on the NonStop product, as previously discussed.

     Revenues in Europe increased 13 percent during 1995, compared to 1994, as a result of the positive effects of foreign exchange fluctuations, estimated to be 10 percent year over year; increased consulting revenues; and increased unit shipments of high-end and midrange servers. The positive effects of foreign exchange fluctuations were somewhat offset by local product pricing reductions.

     In Japan, revenues increased 28 percent during 1995, compared to 1994. These increases were attributable to the positive effects of foreign exchange rate changes (favorable impact of approximately 14 percent), increased product shipments of high-end servers, and increased consulting revenues, offset by reduced revenues in the UNIX system family.

     Asia-Pacific revenues in 1995 increased by 6 percent as a result of foreign exchange rate changes since the prior year and increased revenues in the UNIX system family.

COST OF REVENUES

     During 1995, product margins declined 4 percent to 55 percent. Computer system margins declined 5 percent to 58 percent in 1995, while networking margins declined 2 percent to 41 percent. The decline in computer system margin percentages was the result of several factors. With the availability of the new Himalaya K2(x) line of servers, there was an increase in the volume of aggressively priced trade-in activity and a decrease in add-on sales. In line with the Company's strategy to price products more competitively, the Company reduced prices on disk storage products early in the year, and sales volume of disk storage products increased for the year. Further, the shift in product mix to the Himalaya servers from the older NonStop products continued to impact the period over period comparison of product margins. The unfavorable impact on product margins from these factors was offset slightly by the strength of foreign currencies during the year. Networking margins were negatively affected by higher material and overhead costs, a shift to more indirect sales channels, and discounting of certain older product lines. Management expects product margins to continue to decline in 1996, although at a lower rate than in 1995. However, product margin predictions are difficult to make, as they are affected by foreign currency fluctuations, geographic revenue mix, product mix, and future competitive pricing actions.

     Margins on service and other revenues decreased 7 percent to 27 percent in 1995, as a result of a higher contribution to revenues from consulting activities, which generated lower margins than other service activities. Margin dollars on the hardware servicing business, which is the majority of the service and other revenue business, were relatively flat in comparison to the prior year. Margin dollars on the professional services and systems integration businesses experienced more fluctuation, as these activities are significantly influenced by the nature of the projects conducted in any given year. Further, the Company implemented an organizational change in the first quarter of 1995 to price, market, and sell consulting services formally, resulting in a change of classification of certain costs associated with consulting services, which were previously reported as marketing expenses. This organizational change reflects the Company's continued transition to open systems' business practices. Management expects hardware servicing margins to decline slightly in 1996. Margins on the consulting business are expected to improve, but are dependent upon the mix of project revenue.

     Excluding the effects of business units sold, product margins in 1994 declined 4 percent, compared to 1993, as a result of the introduction of Himalaya server products at the beginning of the year and a shift in product mix to include the expanding UNIX system line. Both of these product families have lower, more aggressive prices than previous generations of Tandem systems. Networking margins declined primarily as a result of shifts in product mix. Margins on service and other revenues increased primarily because of lower service costs and overhead associated with cumulative restructuring actions.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development spending in 1995 increased $54 million, or 20 percent. The increase was attributable to the Company's new product development efforts, including additional costs for outside contractors, increased salaries and benefits, and purchases of development material. Research and development expenses were approximately 14 percent and 13 percent of total revenues during 1995 and 1994, respectively.

     Research and development spending in 1994 decreased $44 million, or 14 percent, over 1993 because of reduced headcount -- approximately 50 percent of the spending reduction -- and higher levels of software capitalization as certain projects reached technological feasibility -- approximately 27 percent of the reduction. Approximately 23 percent of the decrease was the result of business units sold.

     Management anticipates that research and development spending will increase in dollars in 1996, but not as a percentage of revenues, as the Company prepares to introduce the next generation of products based on the Tandem NonStop Kernel, Microsoft Windows NT, and UNIX operating systems, incorporating the Company's new ServerNet technology.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

     In 1995, marketing, general, and administrative (MG&A) expenses declined $31 million, or 4 percent, compared to 1994. The impact of business units sold contributed 47 percent of the decline for the year. The remaining decrease reflects the Company's ongoing efforts to manage general and administrative expenses relative to gross margin levels. Specific to marketing expenses, the Company realized increased commissions generated by growing shipment volumes, and experienced increased salaries and benefits. These increased marketing expenses were fully offset by the impact of the change in reporting of certain consulting services costs as discussed previously. MG&A expenses in 1995 and 1994 included realized gains from the sale of strategic investments of $10.6 million and $6.3 million, respectively.

     In 1994, marketing, general, and administrative expenses declined $120 million, or 14 percent, compared to 1993, largely as the result of restructuring actions initiated in the third quarter of 1993.

     Management expects MG&A expenses to increase in dollars in 1996, but not as a percentage of revenue.

RESTRUCTURING CHARGES

     In 1993 and 1992, the Company recorded restructuring charges of $451 million and $106 million, respectively, to reengineer the business, largely necessitated by the migration toward open systems and servers based on RISC technology, which resulted in lower-priced, yet more powerful parallel servers. The restructuring provisions, supported by appropriate levels of specificity for planned actions, were established and approved by the Company's executive management and its Board of Directors. The restructuring charges covered reduction of work force, consolidation of facilities, disposal of assets no longer required, and the write-off of cost in excess of net assets acquired (goodwill) as discussed below. As of September 30, 1995, $61 million remained in accrued liabilities and $10 million remained as a reduction of net property, plant, and equipment. At September 30, 1994, $144 million remained in accrued liabilities and $29 million remained as a reduction of net property, plant, and equipment.

     Included in the 1993 restructuring charge was a $151 million write-off of goodwill associated with the 1988 acquisition of UB Networks, Inc. (formerly Ungermann-Bass, Inc.). As of June 30, 1993, the Company's UB Networks, Inc. subsidiary reported its second consecutive quarter of substantial and increased losses from operations. The results reflected an accelerating two-year decline in its financial performance. Due to the disappointing financial results, the lack of certain products in high-growth sectors of the market, and unsuccessful efforts by the subsidiary's management to attract public or private investment partners, management initiated a plan to restructure the operations, which included reducing headcount, consolidating facilities, and redirecting certain development programs. Additionally, based upon the then current undiscounted cash flow projections, it was concluded that the acquisition goodwill could no longer be assured of recovery and the balance of $151 million was written off and included in the 1993 restructuring charges.

     Information relating to restructuring activity, other than the goodwill write-off discussed above, is presented below. Minor adjustments were made during 1995, as certain actions were completed and other estimates were revised.

------------------------------------------------------------------------------------------------------
                               Reduction of                Internal  Discontinued
(In thousands)                  Work Force    Facilities   Systems    Activities     Other     Total
------------------------------------------------------------------------------------------------------
Provision:
  1992                           $ 44,000      $ 38,000         --      $18,000     $ 6,000   $106,000
  1993                            103,000        79,000    $34,000       24,000      60,000    300,000
------------------------------------------------------------------------------------------------------
Total                             147,000       117,000     34,000       42,000      66,000    406,000
------------------------------------------------------------------------------------------------------
Utilized:
  1992                             32,088        16,838         --        6,649       2,865     58,440
  1993                             28,278        10,860         --       20,026       5,825     64,989
  1994                             34,568        34,560     10,178        4,614      25,473    109,393
  1995                             36,000        26,036     19,482          933      20,122    102,573
------------------------------------------------------------------------------------------------------
Total                             130,934        88,294     29,660       32,222      54,285    335,395
------------------------------------------------------------------------------------------------------
Adjustments -- 1995                 1,611           (45)     3,074           42      (4,682)         0
------------------------------------------------------------------------------------------------------
Balances, September 30, 1995     $ 17,677      $ 28,661     $7,414      $ 9,820     $ 7,033   $ 70,605
======================================================================================================
Cash used:
  1992                           $ 32,088      $  6,296         --      $ 4,356     $ 2,865   $ 45,605
  1993                             28,278         9,142         --        4,999       5,825     48,244
  1994                             34,568        25,075    $10,178       (5,037)     23,680     88,464
  1995                             36,000        20,674     19,482           57      19,093     95,306
  Expected future                  17,677        21,692      7,414        2,718       6,424     55,925
------------------------------------------------------------------------------------------------------
Total                            $148,611      $ 82,879    $37,074      $ 7,093     $57,887   $333,544
======================================================================================================

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

     During 1995, the currencies in most foreign countries where Tandem has significant operations strengthened against the U.S. dollar, positively affecting consolidated revenues and operating results of the Company, as stated in U.S. dollars. However, this impact is somewhat mitigated as the Company responds to such movements in currency exchange rates with pricing and other management actions in the local markets. The impact is further mitigated by the Company's hedging program, the objective of which is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. Understanding that the net impact of currency is difficult to quantify, particularly when measuring the effects of local currency pricing actions, management estimates that, compared to 1994, foreign exchange rate movements had a positive impact on the change in operating income of approximately $15 million to $20 million.

     During 1994, currencies in Europe and Latin America generally weakened against the U.S. dollar compared to the prior year periods, negatively affecting revenues and operating results. The negative impact on operating results from these countries, however, was more than offset by the favorable impact resulting from the U.S. dollar weakening against the Japanese yen and other Asia-Pacific currencies. The resulting overall effect of currency movements in 1994, though positive, had no material impact on the operating results for the year.

     The effect of inflation on the Company's financial position has not been significant.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

     Net income for 1995 was $108 million, or $0.91 per share, compared with $170 million, or $1.50 per share for 1994. Net income for 1995 included a $9 million pretax nonoperating gain from the sale of an equity investment, Lightstream Corporation. Net income for 1994 included a $23 million pretax nonoperating gain from the sales of ACI and ACI, Ltd. The 1993 net loss of $518 million included a $12 million positive adjustment representing the cumulative effect as of October 1, 1992, of adopting Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," and a $451 million restructuring charge.

     The effective tax rates for 1995 and 1994 were 23 percent and 6 percent, respectively, arising principally from taxes currently payable in foreign jurisdictions. Similarly, although the Company incurred a loss in 1993, there was a provision for income taxes consisting of taxes currently payable in foreign jurisdictions and the reduction of deferred tax assets. Tandem expects to continue to report income in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards that are available primarily to offset U.S. and certain foreign income. At September 30, 1995, net deferred tax assets of $11 million represent the tax effects of temporary differences existing in certain foreign jurisdictions that the Company believes are more likely than not to be realized, based upon the strong earnings history in these jurisdictions.

     Weighted average shares outstanding increased from 1994 because of dilutive stock options and sales of stock to employees under stock plans.

FINANCIAL CONDITION

     During the year, cash and cash equivalents decreased by $3 million, from $124 million to $121 million. The Company generated $161 million positive cash flow from operations during 1995 compared with $116 million in 1994. Net cash used in investing activities was $208 million during 1995, compared with

$116 million in 1994. Investing activities in 1995 consisted mainly of investment in property, equipment, and software development. Financing activities, consisting of sales of stock and net borrowings, provided $42 million compared with $15 million in 1994.

     Accounts receivable days remained unchanged at 77 days for 1995. Inventory days decreased to 46 days at 1995 year end versus 54 days at the end of 1994.

     At September 30, 1995, total debt and short-term borrowings were $142 million compared with $145 million at September 30, 1994, of which $120 million and $122 million, respectively, represented limited recourse borrowings against lease receivables. Repayments on the lease borrowings are sourced from the underlying lease receivables that are collected directly by the lending institution and are scheduled as follows (in millions): $56 (1996), $39 (1997), $20 (1998), and $5 (1999). Repayments on the remaining debt will be funded through operations and are as follows (in millions): $10 (1996), $7 (1997), $2
(1998), $1 (1999), and $2 (thereafter). Total debt as a percentage of total capital decreased to 11 percent at September 30, 1995, from 13 percent at September 30, 1994.

     Cash used for restructuring actions aggregated $95 million, $88 million, and $48 million for 1995, 1994, and 1993, respectively. Cash requirements for restructure actions for 1996 are expected to be approximately $40 million and will be funded by cash generated from operations.

     In December 1993, Tandem secured a three-year financing facility (Financing Facility), whereby the Company can sell a percentage ownership interest in an eligible pool of accounts receivable, up to $150 million, on a limited recourse basis. One component of the Financing Facility, which allows for sales of an interest in accounts receivable up to $75 million, expires in 1996, but is renewable annually with the consent of both parties. A second component of the Financing Facility, which allows for sales of an interest in accounts receivable up to $75 million, expires in 1997. At September 30, 1995, $114 million of financing was available to the Company under the agreement. The maximum amount outstanding at any point during 1995 was $50 million, and there were no amounts outstanding at year end.

     In addition to the Financing Facility, other possible sources of working capital include cash generated from operations and other financing arrangements. Management believes that the financing sources available at September 30, 1995, are adequate to meet Tandem's financing needs, both for the short and long term.

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

OUTLOOK AND RISKS

OVERVIEW

     The Company's future operating results are dependent upon a number of factors, including the Company's ability to increase market share, to expand successfully into new markets, to improve upon cost control efforts, and to continue the Company's migration to open platforms.

     A key challenge to the Company's continued growth is continuing to sell increased unit volumes of computer systems and networking products at competitive prices, while concurrently controlling the cost structure of the Company. Increased volume shipments is dependent upon continued demand for the Himalaya K2(x) series of servers, acceptance of new product introductions by the Company's existing customer base -- including the new UNIX system server incorporating the ServerNet technology -- as well as successful expansion into new markets, such as decision support, data warehousing, and commercial uses of the Internet. As additional products become available based on the ServerNet technology, the Company must successfully implement its strategy to sell computer components into the open systems market. With continued pressures on product margins, cost control remains a key management focus.

     Early in 1996, the Company announced that it would undergo significant management changes. The timing and impact of these management changes on the operations of the Company cannot be predicted.

CORE COMPUTER OPERATIONS

     During the year, Tandem continued to position itself to compete in an open systems environment based on client/server computing. This trend will continue in the future with the introduction of new hardware and related software that is based on Tandem's new ServerNet technology. The ServerNet architecture is currently planned to be the basis of Tandem's future product lines, including servers that support NonStop Kernel, UNIX, and Windows NT operating environments. The success of these product introductions is dependent on a number of factors, including timeliness to market, market acceptance, the Company's ability to manage the risks associated with product transitions, and the effective management of inventory levels. Accordingly, the Company cannot determine the ultimate effect that the ServerNet technology or the new products will have on revenues and operating results.

     Tandem also plans to sell ServerNet products and manufacturing rights to other companies on an original equipment manufacturer (OEM) basis, a new type of business for Tandem. Accordingly, future operating results may be affected by the Company's ability to implement this strategy and to manage the underlying alliance agreements and associated competitive risks.

     Historically, Tandem recognizes a large percentage of its revenues in the latter part of each quarter. This trend makes it difficult to forecast revenues and could subject the Company to fluctuations in revenues and earnings.

UB NETWORKS, INC.

     At the end of 1995, UB Networks introduced and began shipping three new products -- GeoLAN 500, GeoSwitch, and GeoRim. Accordingly, UB Networks' 1996 operating results are dependent upon market acceptance of these new products by UB Networks' existing customer base, as well as successful expansion into new accounts.

     UB Networks' operating results have been, and in the future may be, affected by competitive pricing pressures, changes in mix of products sold, delays in shipping new products, and inventory management. Accordingly, UB Networks' future success is dependent on its ability to enhance existing products; to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards; to address increasingly sophisticated customer requirements; and to manage the product transition process.

FOREIGN OPERATIONS

     Although the Company's operating and pricing strategies and currency hedging practices take into account changes in foreign currency exchange rates over time, the Company's operating results can be affected by fluctuations in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------
                                                                  TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

For the years ended September 30
----------------------------------------------------------------------------------------------------------------
(In thousands except per share amounts)                                    1995           1994           1993
----------------------------------------------------------------------------------------------------------------
REVENUES
Product revenues                                                        $1,846,075     $1,719,026     $1,651,597
Service and other revenues                                                 438,887        389,009        379,363
----------------------------------------------------------------------------------------------------------------
Total revenues                                                           2,284,962      2,108,035      2,030,960
----------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of product revenues                                                   821,780        699,976        622,640
Cost of service and other revenues                                         318,909        255,292        263,414
Research and development                                                   323,197        269,267        313,298
Marketing, general, and administrative                                     695,772        726,906        847,047
Restructuring charge                                                            --             --        451,000
----------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                 2,159,658      1,951,441      2,497,399
----------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                    125,304        156,594       (466,439)
Gain on sale of subsidiaries and investments                                 9,297         23,000             --
Interest income                                                             18,200         14,579         18,985
Interest expense                                                           (13,102)       (12,973)       (15,685)
----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR INCOME TAXES                                    139,699        181,200       (463,139)
Provision for income taxes                                                  32,153         11,000         66,959
----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                107,546        170,200       (530,098)
Cumulative effect as of October 1, 1992, of change in
  accounting for income taxes                                                   --             --         12,371
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                       $  107,546     $  170,200     $ (517,727)
================================================================================================================
EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                     $      .91     $     1.50     $    (4.72)
Per share cumulative effect of accounting change                                --             --            .11
----------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                                               $      .91     $     1.50     $    (4.61)
================================================================================================================
Weighted average shares outstanding                                        118,217        113,449        112,292
================================================================================================================

See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------
                                                   TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

At September 30
-------------------------------------------------------------------------------------------------
(In thousands except per share amount)                                     1995           1994
-------------------------------------------------------------------------------------------------
                                            ASSETS
-------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and equivalents                                                    $  121,230     $  124,042
Accounts receivable, net of allowances of $17,721 in 1995 and
  $17,931 in 1994                                                          539,993        512,334
Current portion of lease receivables                                        73,555         61,516
Inventories                                                                169,948        159,609
Prepaid expenses and other                                                  65,759         70,529
-------------------------------------------------------------------------------------------------
Total current assets                                                       970,485        928,030
-------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT, at cost                                  1,297,481      1,178,888
Accumulated depreciation and amortization                                 (700,813)      (630,652)
-------------------------------------------------------------------------------------------------
Net property, plant, and equipment                                         596,668        548,236
-------------------------------------------------------------------------------------------------
LEASE RECEIVABLES                                                           86,173         76,765
-------------------------------------------------------------------------------------------------
OTHER ASSETS                                                               203,368        208,854
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $1,856,694     $1,761,885
=================================================================================================
                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
-------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                        $  195,793     $  150,933
Accrued liabilities                                                        409,520        527,510
Current maturities of long-term obligations                                 65,123         58,120
-------------------------------------------------------------------------------------------------
Total current liabilities                                                  670,436        736,563
-------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                       75,923         86,481
-------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                   --             --
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common stock $.025 par value, authorized 400,000 shares, outstanding
  119,808 shares in 1995 and 116,237 shares in 1994                          2,995          2,905
Additional paid-in capital                                                 691,097        646,256
Retained earnings                                                          450,086        332,460
Accumulated translation adjustments                                         17,064          9,192
Treasury stock, at cost                                                    (50,907)        (9,062)
Deferred ESOP compensation                                                      --        (42,910)
-------------------------------------------------------------------------------------------------
Total stockholders' investment                                           1,110,335        938,841
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                          $1,856,694     $1,761,885
=================================================================================================

See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

--------------------------------------------------------------------------------------------------------------------------------
                                                                                  TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

For the years ended September 30
--------------------------------------------------------------------------------------------------------------------------------
                                 Common Stock      Additional               Accumulated               Deferred         Total
                                ----------------    Paid-In     Retained    Translation   Treasury      ESOP       Stockholders'
(In thousands)                  Shares    Amount    Capital     Earnings    Adjustments    Stock    Compensation    Investment
--------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1992    110,651   $2,766    $593,578    $ 679,987     $ 7,008     $ (3,086)    $(43,358)     $ 1,236,895
Sale of Common Stock under
  stock plans                     3,015      76       27,149           --          --           --           --           27,225
Reissuance of treasury stock
  under stock plans                  --      --         (430)          --          --        5,702           --            5,272
Acquisition of treasury stock        --      --           --           --          --      (11,487)          --          (11,487)
ESOP compensation                    --      --           --           --          --           --          448              448
Translation adjustments              --      --           --           --      (3,801)          --           --           (3,801)
Net loss                             --      --           --     (517,727)         --           --           --         (517,727)
--------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1993    113,666   2,842      620,297      162,260       3,207       (8,871)     (42,910)         736,825
Sale of Common Stock under
  stock plans                     2,571      63       25,935           --          --           --           --           25,998
Reissuance of treasury stock
  under stock plans                  --      --           24           --          --          426           --              450
Acquisition of treasury stock        --      --           --           --          --         (617)          --             (617)
Translation adjustments              --      --           --           --       5,985           --           --            5,985
Net income                           --      --           --      170,200          --           --           --          170,200
--------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1994    116,237   2,905      646,256      332,460       9,192       (9,062)     (42,910)         938,841
Effect of adoption of SFAS No.
  115                                --      --           --        4,117          --           --           --            4,117
--------------------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 1, 1994       116,237   2,905      646,256      336,577       9,192       (9,062)     (42,910)         942,958
Sale of Common Stock under
  stock plans                     3,571      90       44,277           --          --           --           --           44,367
Reissuance of treasury stock
  under stock plans                  --      --           (4)          --          --           19           --               15
Termination of ESOP                  --      --       (1,046)          --          --      (41,864)      42,910               --
Gain from change of interest
  in
  NetWorth, Inc.                     --      --        1,614           --          --           --           --            1,614
Translation adjustments              --      --           --           --       7,872           --           --            7,872
Net unrealized gains on
  available-for-sale
  securities                         --      --           --        5,963          --           --           --            5,963
Net income                           --      --           --      107,546          --           --           --          107,546
--------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1995    119,808   $2,995    $691,097    $ 450,086     $17,064     $(50,907)    $     --      $ 1,110,335
================================================================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------
                                                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

For the years ended September 30
-----------------------------------------------------------------------------------------------
(In thousands)                                              1995          1994          1993
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $ 107,546     $ 170,200     $(517,727)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                          170,834       163,277       170,340
     Gain on sale of subsidiaries and investments            (9,297)      (23,000)           --
     Cumulative effect of accounting change                      --            --       (12,371)
     Restructuring charge                                        --            --       451,000
     Loss on dispositions of property, plant, and
       equipment                                              5,885         3,530           195
     Changes in (net of dispositions):
       Accounts receivable                                  (20,125)      (68,398)       (1,044)
       Inventories                                           (8,501)       (2,399)      (24,022)
       Lease receivables                                    (23,046)        4,017         2,998
       Non-debt current liabilities and other               (62,477)     (131,397)       65,240
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                   160,819       115,830       134,609
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant, and equipment               (188,030)     (152,807)     (146,437)
Proceeds from dispositions of property, plant, and
  equipment                                                  14,495        41,036        22,082
Purchase of short-term investments                               --            --       (18,588)
Sale of businesses, net of cash disposed                     12,262        70,519            --
Increase in other assets                                    (47,086)      (74,373)      (49,843)
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                      (208,359)     (115,625)     (192,786)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                   65,772        73,480        73,348
Repayments                                                  (68,208)      (84,864)      (83,788)
Acquisitions of treasury stock                                   --            --       (11,487)
Proceeds from sale of stock by a subsidiary, net of
  Company's participation                                        --            --        13,690
Issuance of Common Stock to ESOP and under other stock
  plans                                                      44,382        25,998        27,225
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                    41,946        14,614        18,988
-----------------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash and
  equivalents                                                 2,782         3,044        (3,616)
-----------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (2,812)       17,863       (42,805)
Cash and equivalents at beginning of year                   124,042       106,179       148,984
-----------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF YEAR                       $ 121,230     $ 124,042     $ 106,179
===============================================================================================
Supplementary cash flow information --
  cash paid during the year for:
     Income taxes                                         $  12,099     $  20,214     $  30,301
     Interest                                             $  13,074     $  13,069     $  15,551
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

INCOME TAXES

     Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities and their tax bases.

     The Company accounts for research and development tax credits as a reduction of the provision for income taxes in the year in which the credits are realizable. In general, the Company's practice is to provide U.S. federal taxes on undistributed foreign earnings.

EARNINGS (LOSS) PER SHARE

     Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options, which have a dilutive effect when applying the treasury stock method. Loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted earnings per share are substantially the same as reported earnings per share. As a result of terminating the Employee Stock Ownership Plan (ESOP) during 1993, the approximately 2.4 million unallocated common shares previously held by the ESOP trust were returned to Tandem's treasury in 1995 and are excluded from the 1995 and 1994 weighted average common shares and shares outstanding calculations. Common and common equivalent shares were as follows:

-------------------------------------------------------------------------------------------------
                                                         Outstanding       Common
(In thousands)                                             Shares        Equivalents      Total
-------------------------------------------------------------------------------------------------
1995 weighted average                                      115,746          2,471         118,217
At September 30, 1995                                      116,721          1,054         117,775
=================================================================================================

CASH AND EQUIVALENTS

     Cash equivalents are valued at cost, which approximates market value; have original maturity dates not exceeding 90 days; and generally consist of certificates of deposit, time deposits, treasury notes, money market deposits and preferred stocks, municipal notes, and commercial paper.

INVESTMENTS

     Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." Previously, the Company's equity securities were recorded at lower of cost or market. Under SFAS No. 115, the Company's equity securities are classified as available-for-sale. Available-for-sale securities are included in prepaid expenses and other and are stated at fair value, with the unrealized gains and losses, net of taxes, reported in stockholders' investment. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in results of operations. The cost of securities sold is based on the average cost method. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle.

     When a subsidiary or investee sells additional shares of its common stock to third parties, thus reducing the Company's percentage ownership interest in the investee, the Company records any increase in its share value of the investee directly to paid-in capital.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories at September 30 were as follows:

-------------------------------------------------------------------------------
(In thousands)                                              1995         1994
-------------------------------------------------------------------------------
Purchased parts and subassemblies                         $ 71,455     $ 52,370
Work in process                                             29,097       29,234
Finished goods                                              69,396       78,005
-------------------------------------------------------------------------------
Total                                                     $169,948     $159,609
===============================================================================

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives.

COST IN EXCESS OF NET ASSETS ACQUIRED

     The excess acquisition cost over the fair value of net assets of businesses acquired is being amortized using the straight-line method over estimated lives ranging from 3 to 10 years. The amount of unamortized cost in excess of net assets acquired, included in other assets at September 30, 1995 and 1994, was $5.8 million and $6.6 million, respectively. Amortization expense for 1995, 1994, and 1993 was $1.9 million, $3.9 million, and $14.9 million, respectively. During 1993, $151 million of unamortized cost in excess of net assets acquired was written off. See the Restructuring note to the Consolidated Financial Statements.

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs when the resulting products become "technologically feasible" and amortizes those costs when, and as, the products are shipped. The annual amortization of the capitalized amounts is the greater of the amount computed based on the estimated revenue distribution over the products' remaining life or a straight-line method, generally three years, from the date of product release. The amounts of unamortized software development costs included in other assets at September 30,

1995 and 1994, were $128.9 million and $117.7 million, respectively. The amortization expense for 1995, 1994, and 1993 was $44.4 million, $36.0 million, and $33.1 million, respectively.

ADVERTISING EXPENSES

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for 1995, 1994, and 1993 was $24.0 million, $28.5 million, and $32.3 million, respectively.

FINANCIAL INSTRUMENTS

OFF BALANCE SHEET RISK

     The Company enters into foreign currency forward exchange and option contracts to reduce the impact of currency fluctuations on intercompany and other foreign currency denominated balance sheet positions, and on certain anticipated revenue transactions related to sales by its foreign subsidiaries that are expected to occur within 12 months. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on forward exchange contracts and option contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Costs associated with entering forward and option contracts are amortized over the life of the instruments. The cash flows related to gains and losses on these contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

     The foreign currency forward exchange contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. Foreign currency option contracts generally provide the Company with the right, but not the obligation, to sell a specified amount of foreign currency at a fixed price on a specified future date. The forward contracts generally have maturities that do not exceed 3 months. The option contracts generally have maturities that range from 6 to 12 months. These contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At September 30, 1995, the Company had $158 million of foreign exchange forward contracts outstanding and $70 million of option contracts outstanding in 15 different currencies. At September 30, 1994, the Company had $142 million of foreign exchange forward contracts outstanding and $65 million of option contracts outstanding in 16 different currencies. Contracts to exchange European currencies and the Japanese yen represent approximately 88 percent of the total in 1995 and 94 percent of the total in 1994. Unrealized gains and losses related to these instruments at September 30, 1995 and 1994, are not material. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     For certain of the Company's financial instruments, including cash and equivalents, accounts receivable and payable, notes payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The following tables provide information regarding the estimated fair values of other financial instruments at September 30:

-----------------------------------------------------------------------------------------------------
                                                1995                               1994
                                  --------------------------------   --------------------------------
                                               (Asset)/Liability                  (Asset)/Liability
                                             ---------------------              ---------------------
                                  Contract   Carrying   Estimated    Contract   Carrying   Estimated
(In thousands)                     Amount     Amount    Fair Value    Amount     Amount    Fair Value
-----------------------------------------------------------------------------------------------------
Long-term obligations:
  Japanese yen notes payable            --   $12,838     $13,185           --   $12,923     $13,153
  Mortgages                             --   $ 7,626     $ 8,239           --   $ 9,613     $ 9,907
Foreign exchange:
  Forward contracts, accrued
     (gains)/losses               $158,000   $  (917 )   $(1,365)    $142,000   $   306     $   363
  Option contracts, unamortized
     premium                      $ 70,000   $(1,019 )   $(1,178)    $ 65,000   $(1,013 )   $ 1,293
===================================================================================================

     The fair values for long-term obligations have been estimated using a discounted cash flow analysis based upon interest rates that approximate current interest rates for similar borrowings. The fair value of the foreign exchange forward contracts is based upon quoted market prices for the same or similar instruments. The fair value of option contracts is estimated using option pricing models. These values represent general approximations of potential value and are not necessarily the values that will be ultimately realized.

INVESTMENTS

     During 1995, one of the Company's equity investees, Lightstream Corporation, entered into an agreement to sell its assets. Accordingly, the Company received $12.3 million in proceeds from the transaction, for a gain of $9.3 million. Additional proceeds of $1.2 million may be received in the future, subject to certain contingencies, and will not be recognized until received.

     The cumulative effect of adopting SFAS No. 115, as of October 1, 1994, increased the beginning balance of stockholders' investment by $4.1 million to reflect the net unrealized holding gains on securities classified as available-for-sale. During 1995, the Company received $14.0 million in proceeds, and realized gains of $7.6 million from sales of available-for-sale securities. These realized gains were reported in marketing, general, and administrative expenses in the Consolidated Statement of Operations.

     At September 30, 1995, the Company held available-for-sale securities with estimated fair values of $16 million, consisting of gross unrealized gains of $10 million and cost basis of $6 million. Available-for-sale securities are reported in prepaid expenses and other.

CONCENTRATIONS OF CREDIT RISK

     Credit risk with respect to trade receivables is generally diversified due to the number of entities that make up the Company's customer base and their dispersion across many different industries and geographies. Credit risk is also limited by the Company's credit evaluation process and reasonably short collection terms. Bad debt expenses have been insignificant, and generally, the Company does not require collateral or other security to support accounts receivable. The Company also has short-term cash and foreign exposure management policies that limit the amount of credit exposure to any one financial institution and restrict placement of the investments and contracts to financial institutions evaluated as highly creditworthy.

RESTRUCTURING

     During 1992, the Company developed a restructuring program aimed principally at reducing its cost structure and improving employee productivity on a worldwide basis. The restructuring actions resulted in a $106 million charge during 1992.

     During 1993, the Company initiated a separate restructuring program designed to streamline operations and lower its worldwide cost structure in anticipation of shipping the Himalaya product line. These restructuring actions resulted in a charge of $451 million and included a reduction of headcount, consolidation of facilities, disposal of assets no longer required, and the write-off of cost in excess of net assets acquired (goodwill) as discussed below. As of September 30, 1995, $61 million remained in accrued liabilities and $10 million remained as a reduction of net property, plant, and equipment. At September 30, 1994, $144 million remained in accrued liabilities and $29 million remained as a reduction of net property, plant, and equipment.

     As of June 30, 1993, the Company's UB Networks, Inc. subsidiary (formerly Ungermann-Bass, Inc.) reported its second consecutive quarter of substantial and increased losses from operations. The results reflected a continuing and accelerating two-year decline in its financial performance. Due to the disappointing financial results, the lack of certain products in high-growth sectors of the market, and unsuccessful efforts by the subsidiary's management to attract public or private investment partners, management initiated a plan to restructure the operations, which included reducing headcount, consolidating facilities, and redirecting certain development programs. Additionally, based upon the then current financial projections, which were signifi-cantly lower than at acquisition, it was concluded the acquisition goodwill could no longer be assured of recovery and the balance of $151 million was written off and included in the 1993 restructuring charges.

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

------------------------------------------------------------------------------------------------------
                               Reduction of                Internal  Discontinued
(In thousands)                  Work Force    Facilities   Systems    Activities     Other     Total
------------------------------------------------------------------------------------------------------
Provision:
  1992                           $ 44,000      $ 38,000         --      $18,000     $ 6,000   $106,000
  1993                            103,000        79,000    $34,000       24,000      60,000    300,000
------------------------------------------------------------------------------------------------------
Total                             147,000       117,000     34,000       42,000      66,000    406,000
------------------------------------------------------------------------------------------------------
Utilized:
  1992                             32,088        16,838         --        6,649       2,865     58,440
  1993                             28,278        10,860         --       20,026       5,825     64,989
  1994                             34,568        34,560     10,178        4,614      25,473    109,393
  1995                             36,000        26,036     19,482          933      20,122    102,573
------------------------------------------------------------------------------------------------------
Total                             130,934        88,294     29,660       32,222      54,285    335,395
------------------------------------------------------------------------------------------------------
Adjustments -- 1995                 1,611           (45)     3,074           42      (4,682)         0
------------------------------------------------------------------------------------------------------
Balances, September 30, 1995     $ 17,677      $ 28,661    $ 7,414      $ 9,820     $ 7,033   $ 70,605
======================================================================================================
Cash used:
  1992                           $ 32,088      $  6,296         --      $ 4,356     $ 2,865   $ 45,605
  1993                             28,278         9,142         --        4,999       5,825     48,244
  1994                             34,568        25,075    $10,178       (5,037)     23,680     88,464
  1995                             36,000        20,674     19,482           57      19,093     95,306
  Expected future                  17,677        21,692      7,414        2,718       6,424     55,925
------------------------------------------------------------------------------------------------------
Total                            $148,611      $ 82,879    $37,074      $ 7,093     $57,887   $333,544
======================================================================================================

     The provisions for reduction of work force included severance, related medical and other benefits, and in the 1993 provision, retention incentives paid in 1995 to a limited number of employees critical to the Company's ongoing operations. The provisions included termination benefits for approximately 2,500 employees, of which approximately two-thirds were based in the United States. Approximately one-half of the planned terminations were in sales, marketing, and administrative functions, and the balance was evenly distributed among manufacturing, service and support, development, and UB Networks. Approximately 650 employees were terminated during each of the 1992, 1993, and 1994 fiscal years, and approximately 325 were terminated during fiscal 1995. A significant and unanticipated level of voluntary employee terminations since 1993 has complicated work force restructuring actions. Due to geographic and compensation mixes, in 1995 the Company increased its estimate for severance costs, and average employee termination payments in 1996 are expected to exceed those for employees terminated from 1992 through 1995.

     The provisions for facilities included lease payments and fixed costs on idle facilities, write-offs of related facility improvements, moving and other expenses associated with the closure of approximately 2 million square feet of office and manufacturing space throughout all principal geographic areas, and the write-down of properties no longer to be developed. As of September 30, 1995, facilities restructure reserves included approximately $22 million representing lease payments and expenses for idle facilities, approximately $4 million representing related improvements, and approximately $3 million of estimated future losses on properties not to be developed. The above leases have remaining terms generally not exceeding five years.

     The provision for internal systems included estimated costs to reengineer and accelerate the implementation of new systems and processes required to support significant consolidation, centralization, and reorganization in nearly every business function and to facilitate the significant work force reductions referred to above. The 1995 actual costs incurred slightly exceeded original estimates. Remaining estimated costs to complete these efforts are expected to be completed during 1996.

     The provision for discontinued activities in 1992 included, principally, lease and other costs and losses associated with closing a manufacturing operation in Germany during 1992 and the sale of the Company's Watsonville, California printed circuit board manufacturing operation in early 1993. The 1993 provision included, principally, costs and losses associated with discontinuing two product initiatives at the Company's telecommunications division and with exiting and eventually selling certain assets and the disk drive business of the Company's Array Technology subsidiary in 1994. The above provisions were net of approximately $6 million and $10 million cash proceeds received in 1993 and 1994, respectively. As of September 30, 1995, estimated losses on assets not yet disposed aggregated approximately $7 million. Future cash utilization represents primarily the present value of a long-term land lease in Germany.

     The provisions for other costs consisted principally of moving, travel, temporary living, and other expenses in connection with reorganizing and centralizing general and administrative functions of the Europe division and with reorganizing and relocating headquarters' operations in Asia/Pacific and Latin America; costs associated with the relaunch of a new corporate image at the UB Networks subsidiary and asset write-offs as a result of redirecting product strategies; temporary living, travel, and duplicate development laboratory costs associated with an offshore software development organization for certain development and support activities; relocation expenses and equipment write-offs in connection with consolidating and moving manufacturing activities to a new facility in Fremont, California in 1995; and duplicate costs and expenses associated with opening a new manufacturing facility in Scotland during 1994. During 1995, the Company incurred lower than anticipated levels of asset write-offs associated with the duplicate development laboratory, consolidating manufacturing and reorganizing the Europe division. Related restructure reserves were adjusted accordingly. Remaining actions are expected to be completed during 1996.

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

     The maximum amount outstanding at any point during the years ended September 30, 1995 and 1994 was $50 million and $25 million, respectively. At September 30, 1995, $114 million of financing was available to the Company under the agreement. There were no amounts outstanding at the end of either year.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment balances at September 30 were as follows:

------------------------------------------------------------------------------
(In thousands)                                          1995           1994
------------------------------------------------------------------------------
Land and buildings                                   $  399,294     $  380,760
Machinery and equipment                                 197,235        180,500
Computer equipment                                      534,748        480,811
System spares                                            94,348         95,743
Leasehold improvements                                   64,802         54,157
Construction in progress                                 16,645         15,766
Restructuring reserves                                   (9,591)       (28,849)
------------------------------------------------------------------------------
Total                                                $1,297,481     $1,178,888
==============================================================================

     Included in land and buildings at September 30, 1995 and 1994 was approximately $55.9 million of costs relating to land and land improvements on undeveloped parcels located near the Company's Cupertino, California, headquarters.

     Depreciation expense was $123.5 million, $122.6 million, and $122.3 million in 1995, 1994, and 1993, respectively.

     The Company leases certain equipment, automobiles, and some of its operating facilities and offices under operating lease agreements. Future minimum lease payments as of September 30, 1995, net of amounts included in restructuring, are as follows (in millions): $50.6 (1996), $37.6 (1997), $28.5
(1998), $20.1 (1999), $14.6 (2000), and $82.2 (2001 and thereafter). Rent expense was $59.1 million, $62.7 million, and $79.8 million in 1995, 1994, and 1993, respectively.

BUSINESS COMBINATIONS

     On March 31, 1994, NetWorth, Inc. (NetWorth) acquired a portion of the Company's investment in NetWorth for a cash purchase price of $20 million, thereby reducing the Company's ownership in NetWorth to approximately 32 percent. The Company realized no gain or loss on the transaction for financial accounting purposes. From March 31, 1994, the investment in NetWorth was accounted for under the equity method of accounting. In October 1994, in conjunction with a secondary offering by NetWorth, the Company sold 315,000 shares of its NetWorth stock for cash of $3.4 million, realizing a $1.8 million gain for financial accounting purposes and reducing the Company's ownership interest in NetWorth to below 20 percent. This realized gain was reported in marketing, general, and administrative expenses. Further, as the net offering price was in excess of the Company's average per share carrying value of the investment, the Company also recorded a $1.6 million increase in the investment value. This change of interest gain was recorded directly to additional paid-in capital. From October 1994, the investment in NetWorth is accounted for as available-for-sale in accordance with SFAS No. 115.

     On March 10, 1995, NetWorth entered into a merger agreement providing for a merger with Network Resources Corporation (NRC), an equity investment of the Company. As a result, the Company's shares of NRC were exchanged for shares of NetWorth. The Company recorded a gain on the transaction of $1.2 million for financial reporting purposes, which was reported in marketing, general, and administrative expenses.

     In 1994 the Company sold 100 percent of its interest in Applied Communications, Inc. (ACI), and Applied Communications, Inc. Limited (ACI Ltd.), for approximately $53.6 million net cash. The sales of these subsidiaries resulted in a gain for financial accounting purposes of $23 million. The consolidated results of operations include the results of ACI and ACI Ltd., from their respective acquisition dates through December 31, 1993, their disposition date.

     On March 15, 1994, the Company sold its interest in Array Technology Corporation, together with certain assets, for approximately $10 million cash. As part of its 1993 restructuring plan and related provision, the Company had decided to sell or otherwise dispose of this business unit. Accordingly, the transaction was recorded as part of restructuring activity and no gain or loss was realized for financial accounting purposes.

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

     The following table relates the borrowing and repayment activity in the lease-related installment notes to the investment in sales leases:

---------------------------------------------------------------------------
(In thousands)                             1995         1994         1993
---------------------------------------------------------------------------
Total borrowings, beginning balance      $121,674     $114,274     $129,860
Current year borrowings                    64,447       72,878       50,195
Current year repayments                   (65,883)     (65,478)     (65,781)
---------------------------------------------------------------------------
Total borrowings, ending balance          120,238      121,674      114,274
Leases not funded at year-end              39,490       16,558       25,864
Insured residual values                        --           49           70
---------------------------------------------------------------------------
Investment in sales leases                159,728      138,281      140,208
Less current lease receivables            (73,555)     (61,516)     (60,376)
---------------------------------------------------------------------------
Lease receivables                        $ 86,173     $ 76,765     $ 79,832
===========================================================================

     The borrowings and repayments shown above are included in the Company's total borrowings and repayments as shown in the Consolidated Statements of Cash Flows.

     Sales of lease receivables in 1995, 1994, and 1993 were $11.3 million, $9.0 million, and $28.6 million, respectively.

     At September 30, 1995 and 1994, reserves for recourse liabilities on lease receivables were approximately $3.4 million and $5.5 million, respectively.

LONG-TERM OBLIGATIONS

     Long-term obligations at September 30 consisted of the following:

-----------------------------------------------------------------------------------------------------------
(In thousands)                                                                          1995         1994
-----------------------------------------------------------------------------------------------------------
Installment notes due through 2000, collateralized by lease receivables(1)            $120,238     $121,674
Japanese yen notes payable, due 1996 to 1997(2)                                         12,838       12,923
Mortgages (9.3% - 14.5%)(3)                                                              7,626        9,613
Other                                                                                      344          391
-----------------------------------------------------------------------------------------------------------
Total obligations                                                                      141,046      144,601
Less current portion                                                                   (65,123)     (58,120)
-----------------------------------------------------------------------------------------------------------
Long-term obligations                                                                 $ 75,923     $ 86,481
===========================================================================================================

---------------
(1) Weighted average interest rates were 8.7% and 8.5% at September 30, 1995 and 1994, respectively.

(2) Weighted average interest rates were 4.6% and 4.4% at September 30, 1995 and 1994, respectively.

(3) Payable monthly; maturing 1997 to 2001; weighted average interest rates were 11.1% and 11.4% at September 30, 1995 and 1994, respectively. The mortgages are secured by certain land and buildings, with a carrying value of approximately $44 million.

     Principal repayments required in the future are as follows (in millions):
$65.1 (1996), $46.1 (1997), $21.5 (1998), $6.4 (1999), $1.2 (2000), and $0.7
(thereafter).

     The Company has guaranteed payment of personal bank loans made to officers and other employees totaling $3.8 million and $4.1 million at September 30, 1995 and 1994, respectively, under a bank credit line of $5.0 million.

ACCRUED LIABILITIES

     Accrued liabilities at September 30 were as follows:

-----------------------------------------------------------------------------------------------------------
(In thousands)                                                                          1995         1994
-----------------------------------------------------------------------------------------------------------
Accrued salaries and related items                                                    $ 76,264     $ 74,690
Accrued commissions to third parties                                                    11,281       15,118
Deferred income                                                                        171,415      170,957
Restructuring reserves                                                                  61,014      144,329
Other                                                                                   89,546      122,416
-----------------------------------------------------------------------------------------------------------
Total                                                                                 $409,520     $527,510
===========================================================================================================

     Short-term borrowings, included above in Other, consisted of notes payable of $1.4 million at September 30, 1995. Notes payable generally consist of notes, bankers acceptances, and borrowings under uncommitted credit lines at a weighted average interest rate of 14.0 percent at September 30, 1995. The carrying value of short-term borrowings approximates fair values due to their short-term nature.

INCOME TAXES

     Income (loss) before income taxes and cumulative effect of accounting change is as follows:

-----------------------------------------------------------------------------------------------------------
(In thousands)                                                            1995         1994          1993
-----------------------------------------------------------------------------------------------------------
U.S.                                                                    $ 10,517     $114,077     $(319,106)
Foreign                                                                  129,182       67,123      (144,033)
-----------------------------------------------------------------------------------------------------------
Total                                                                   $139,699     $181,200     $(463,139)
===========================================================================================================

     The provision for income taxes included the following:

-----------------------------------------------------------------------------------------------
(In thousands)                                                  1995         1994         1993
-----------------------------------------------------------------------------------------------
Federal:
  Current                                                          --      $ 1,046           --
  Deferred                                                         --           --      $52,359
-----------------------------------------------------------------------------------------------
                                                                   --        1,046       52,359
-----------------------------------------------------------------------------------------------
State:
  Current                                                    $    781        1,459           --
  Deferred                                                         --           --        3,152
-----------------------------------------------------------------------------------------------
                                                                  781        1,459        3,152
-----------------------------------------------------------------------------------------------
Foreign:
  Current                                                      42,111        8,495        9,747
  Deferred                                                    (10,739)          --        1,701
-----------------------------------------------------------------------------------------------
                                                               31,372        8,495       11,448
-----------------------------------------------------------------------------------------------
Total provision for income taxes                             $ 32,153      $11,000      $66,959
===============================================================================================

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

     The provision for income taxes differed from the amount obtained by applying the federal statutory income tax rate to income (loss) before income taxes, as follows:

-----------------------------------------------------------------------------------------------
(In thousands)                                                         1995      1994      1993
-----------------------------------------------------------------------------------------------
Federal statutory tax rate                                             35.0%     35.0%    (35.0)%
Losses with no current tax benefit                                      1.6       2.8      24.1
Foreign earnings at other than U.S. statutory rate                      4.6        --        .7
Valuation allowance (utilization)/provision                           (17.3)    (34.1)     11.9
State taxes, net of federal income tax benefit                           .6        .8        --
Amortization and write-off of cost in excess of net assets acquired      --        .3      12.3
Other                                                                  (1.5)      1.3        .5
-----------------------------------------------------------------------------------------------
Effective tax rate                                                     23.0%      6.1%     14.5%
===============================================================================================

     Significant components of the Company's deferred tax assets (liabilities) as of September 30 are as follows:

----------------------------------------------------------------------------------------------
(In thousands)                                                           1995          1994
----------------------------------------------------------------------------------------------
Deferred tax assets:
  Restructuring accruals                                               $  32,380     $  71,567
  Inventory reserves                                                      13,937        26,031
  Deferred income                                                         17,492        18,894
  Intercompany profit eliminations                                        29,576        33,126
  Federal tax credit carryovers (expire beginning 1997)                   44,050        29,991
  Federal net operating loss carryover (expires in 2010)                  53,982            --
  Foreign net operating loss carryovers (expire beginning 1997)           20,573        32,268
  Foreign taxes on unremitted foreign earnings, net of the related
     U.S. tax liability                                                   54,295        40,345
  Expenses not currently deductible                                       28,051        25,220
  Other                                                                   11,046        15,566
----------------------------------------------------------------------------------------------
Total deferred tax assets                                                305,382       293,008
Valuation allowance for deferred tax assets                             (198,232)     (196,873)
----------------------------------------------------------------------------------------------
Net deferred tax assets                                                $ 107,150     $  96,135
----------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Capitalized software                                                 $ (43,145)    $ (41,415)
  Operating leases for income tax reporting                              (41,208)      (44,412)
  Accelerated depreciation                                               (12,058)      (10,308)
----------------------------------------------------------------------------------------------
Total deferred tax liabilities                                         $ (96,411)    $ (96,135)
----------------------------------------------------------------------------------------------
Total net deferred tax assets                                          $  10,739     $      --
==============================================================================================

     At September 30, 1995, net deferred tax assets of $10.7 million represent the tax effects of temporary differences existing in certain foreign jurisdictions that the Company believes are more likely than not to be realized, based upon the strong earnings history in those jurisdictions. Accordingly, the valuation allowance at September 30, 1995 and 1994, reduced deferred tax assets to an amount deemed realizable. The valuation allowance includes $30.0 million and $24.5 million in 1995 and 1994, respectively, attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized.

CAPITAL STOCK

     The Company's authorized capital stock consists of 2.4 million shares of preferred stock, of which .8 million shares are designated as Series A Participating Preferred Stock; 4.0 million shares of Junior Common Stock; and
396.0 million shares of Common Stock. No shares of preferred stock or Junior Common Stock have been issued. At September 30, 1995 and 1994, 26.3 million shares and 21.1 million shares of Common Stock, respectively, were reserved for future issuance under stock option plans and the employee stock purchase plan.

TREASURY STOCK

     Treasury shares are carried at cost and are being used to satisfy requirements under employee stock and benefit plans. At September 30, 1995 and 1994, the Company held 3.1 million and .7 million shares, respectively, with an aggregate cost of $50.9 million and $9.1 million, respectively.

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

     In 1993, options were granted to acquire 2.6 million shares, which generally vest upon obtaining certain performance targets. If these targets are not met, these options will become fully vested after four years. In 1994, 1.1 million of these shares became fully vested.

     At September 30, 1995 and 1994, options for 9.5 million shares and 2.3 million shares, respectively, were available for future grant.

EMPLOYEE STOCK PURCHASE PLAN

     Under the employee stock purchase plan, the Company may offer shares to employees in two ways. Under the first method, eligible employees may elect to purchase shares of Common Stock at the lower of 85 percent of fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. Under this method, in 1995, 1994, and 1993, employees purchased 876,000 shares for aggregate proceeds of $11.0 million; 1,111,000 shares for aggregate proceeds of $10.4 million; and 1,351,000 shares for aggregate proceeds of $13.6 million, respectively. Under the second method, the Company may grant to all eligible employees an option to purchase an identical number of shares of Common Stock at not less than 85 percent of fair market value at the grant date. As of September 30, 1995 and 1994, the Company has reserved 1.2 million shares and 2.1 million shares, respectively, for future issuance under its employee stock purchase plan.

STOCK OPTION ACTIVITY

     Information concerning the combined option activity during the years ended September 30, under the stock option plans and the option portion of the employee stock purchase plan is as follows:

---------------------------------------------------------------------------------------------------
(In millions except per share
amounts)                                      1995                 1994                 1993
---------------------------------------------------------------------------------------------------
                                               Aggregate             Aggregate            Aggregate
                                       Shares    Price     Shares      Price     Shares     Price
---------------------------------------------------------------------------------------------------
Beginning of year                       16.7     $ 222.0     19.4     $ 254.7     19.2     $ 288.6
Options granted                          3.2        47.8       .8         9.8      9.3       108.7
Options exercised ($8.88 to $19.00
  per share)                            (2.7)      (33.0)    (1.5)      (16.9)    (1.7)      (16.3)
Options canceled                        (1.6)      (21.7)    (2.0)      (25.6)    (7.4)     (126.3)
--------------------------------------------------------------------------------------------------
End of year                             15.6     $ 215.1     16.7     $ 222.0     19.4     $ 254.7
==================================================================================================
Options vested at year-end              11.4                 12.4                 10.9
==================================================================================================

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

----------------------------------------------------------------------------------------------------
                      Maximum number of existing options vesting each year
----------------------------------------------------------------------------------------------------
                                          1995 and                                1999 and    Total
Exercise Price Range                       Prior     1996      1997      1998    Thereafter   Shares
----------------------------------------------------------------------------------------------------
(In thousands except price range
amounts)
----------------------------------------------------------------------------------------------------
Under $9.00                                     1       --        --        --         --          1
$9.00 -- $9.99                              1,186       49       770        10         --      2,015
$10.00 -- $10.99                              569      255       156         8         --        988
$11.00 -- $11.99                              483      139        45        20         --        687
$12.00 -- $12.99                            1,392      224        83        46         --      1,745
$13.00 -- $13.99                            2,642      494       458       422          6      4,022
$14.00 -- $14.99                            2,334       80        45        26         --      2,485
$15.00 -- $15.99                              156       28        20        12         --        216
$16.00 -- $16.99                              610       39        36        33          4        722
$17.00 -- $17.99                              977      201       201       201         36      1,616
$18.00 -- $18.99                              203       38        37        37          9        324
$19.00 -- $19.99                              561       --        --        --         --        561
Over $20.00                                   243       --        --        --         --        243
----------------------------------------------------------------------------------------------------
                                           11,357    1,547     1,851       815         55     15,625
====================================================================================================

----------------------------------------------------------------------------------------------------
                         Maximum number of existing options expiring each year
----------------------------------------------------------------------------------------------------
                                                                                   2000 and    Total
Exercise Price Range                        1996     1997      1998      1999    Thereafter   Shares
----------------------------------------------------------------------------------------------------
(In thousands except price range amounts)
----------------------------------------------------------------------------------------------------
Under $9.00                                    --       --        --        --          1          1
$9.00 -- $9.99                                 --       --        24        --      1,991      2,015
$10.00 -- $10.99                                1       --        10        --        977        988
$11.00 -- $11.99                                6        2         5        --        674        687
$12.00 -- $12.99                                4       17        16         1      1,707      1,745
$13.00 -- $13.99                                7        3       406        40      3,566      4,022
$14.00 -- $14.99                                4      716       632       321        812      2,485
$15.00 -- $15.99                                2        4        --        61        149        216
$16.00 -- $16.99                                9       10        52       424        227        722
$17.00 -- $17.99                                6      301       281       171        857      1,616
$18.00 -- $18.99                                2       --       134        27        161        324
$19.00 -- $19.99                               24      313        56        70         98        561
Over $20.00                                     2       66        --         8        167        243
----------------------------------------------------------------------------------------------------
                                               67    1,432     1,616     1,123     11,387     15,625
====================================================================================================

OPTION LOAN PROGRAM

     The Company has the Tandem Computers Incorporated Option Loan Program (the Program) to enable employees to exercise certain outstanding options. Under the Program, the Company can issue full recourse loans that are secured by a pledge of the Company's Common Stock. Loan agreements entered into between the Company and participants provide that in the event of a change in control of the Company (as defined), principal and interest will be forgiven over a four-year period. The amounts outstanding at September 30, 1995 and 1994, were insignificant.

401(K) INVESTMENT PLAN

     The Company has a 401(k) investment plan (the Investment Plan) covering substantially all of its U.S. employees. Under the Investment Plan, participating employees may defer up to 18 percent of their pretax earnings, subject to the Internal Revenue Service annual contribution limit ($9,240 for calendar year 1995). The Company matches 63 percent to 100 percent of each employee's contribution up to a maximum 2.5 percent of the employee's earnings. The Company's matching contributions to the Investment Plan for 1995, 1994, and 1993 were $8.1 million, $7.9 million, and $7.3 million, respectively.

DEFERRED COMPENSATION PLAN

     The Company has the Tandem Computers Incorporated Deferred Compensation Plan that permits eligible officers and employees to defer a portion of their compensation. Funds deferred under the plan are held by the Company in an irrevocable trust established for the benefits of the participants. The deferred compensation is distributable in cash after retirement or termination of employment. At September 30, 1995, the liability for deferred compensation included in other liabilities totaled $1.9 million. The Company can insure the lives of the participants in the Deferred Compensation Plan to assist in the funding of the deferred compensation liability. The life insurance policies are owned by and payable to the trust. At September 30, 1995, the cash surrender value of these insurance policies included in other assets was $2.6 million.

EMPLOYEE STOCK OWNERSHIP PLAN

     In 1989, the Company adopted the Tandem Computers Incorporated Employee Stock Ownership Plan (ESOP). During 1993, contributions to the ESOP were suspended and the Company announced its intention to terminate the ESOP and reacquire all of the unallocated shares from the ESOP trust. Total compensation expense from all contributions to the ESOP was $4.3 million in 1993. Included in the ESOP compensation expense was the contribution of 279,000 shares of treasury stock in 1993. All allocated shares in the ESOP were automatically vested to the participants on September 30, 1993.

     As of September 30, 1994, there were approximately 2.4 million unallocated outstanding shares in the ESOP trust, which were returned to Tandem's treasury in 1995. For financial accounting purposes, the reacquisition and termination of the ESOP did not require an outlay of cash, nor did it impact the Company's results of operations.

COMMITMENTS AND CONTINGENCIES

     The Company and three principal officers were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on July 19, 1995. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5. The Company filed a motion for dismissal on October 13, 1995. Management believes that this complaint is without merit and that the outcome of the complaint will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

     The Company is subject to other legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

     See the Property, Plant, and Equipment note to the Consolidated Financial Statements for a discussion of the Company's operating lease commitments.

SEGMENT INFORMATION

     The Company operates primarily in one industry segment, which includes the development, manufacturing, marketing, and servicing of computer systems, servers, networks, and software.

     The Company operates in five geographic regions: the United States (internally, included in the Americas Division), Americas, Europe, Japan, and Asia-Pacific. Americas includes operations in North and South America outside of the United States, principally Canada and Latin America.

     The following table sets forth information about the Company's operations in these different geographic regions for the fiscal years ended September 30. Certain prior year amounts have been reclassified to conform to current year presentation.

-------------------------------------------------------------------------------------------------
(In thousands)                                      1995               1994               1993
-------------------------------------------------------------------------------------------------
Revenues
  United States -- customers                     $1,149,598         $1,127,518         $1,087,665
  United States -- intercompany                     494,270            512,700            547,298
  Americas -- customers                              95,352             86,727             85,755
  Americas -- intercompany                            1,309                811             27,620
  Europe -- customers                               577,866            512,162            538,068
  Europe -- intercompany                             22,827             23,186              9,383
  Japan -- customers                                338,613            265,277            233,078
  Japan -- intercompany                               2,398                825              6,304
  Asia-Pacific -- customers                         123,533            116,351             86,394
  Asia-Pacific -- intercompany                          749              4,734              1,595
-------------------------------------------------------------------------------------------------
                                                  2,806,515          2,650,291          2,623,160
Eliminations                                       (521,553)          (542,256)          (592,200)
-------------------------------------------------------------------------------------------------
Total revenues                                   $2,284,962         $2,108,035         $2,030,960
=================================================================================================

-------------------------------------------------------------------------------------------------
(In thousands)                                         1995               1994               1993
-------------------------------------------------------------------------------------------------
Pretax income (loss)
  United States                                  $   15,885         $  149,971         $ (281,862)
  Americas                                            5,688             (1,947)           (16,551)
  Europe                                             66,073             20,723           (140,893)
  Japan                                              45,515              5,168              2,532
  Asia-Pacific                                       (9,615)            (3,980)           (24,067)
-------------------------------------------------------------------------------------------------
                                                    123,546            169,935           (460,841)
Eliminations                                         16,153             11,265             (2,298)
-------------------------------------------------------------------------------------------------
Total pretax income (loss)                       $  139,699         $  181,200         $ (463,139)
=================================================================================================
Identifiable assets
  United States                                  $1,327,352         $1,277,554         $1,279,318
  Americas                                           44,654             35,880             35,760
  Europe                                            343,774            351,386            316,320
  Japan                                             157,359            134,716            124,123
  Asia-Pacific                                       75,561             71,998             50,409
-------------------------------------------------------------------------------------------------
                                                  1,948,700          1,871,534          1,805,930
Eliminations                                        (92,006)          (109,649)          (120,721)
-------------------------------------------------------------------------------------------------
Total identifiable assets                        $1,856,694         $1,761,885         $1,685,209
=================================================================================================

     Intercompany transfers are made at arm's-length prices. Pretax income
(loss) for 1993 includes restructuring charges for United States, Americas, Europe, Japan, and Asia-Pacific in the approximate amounts of $358 million, $8 million, $70 million, $8 million, and $7 million, respectively. Identifiable assets are those assets of the Company that are identified with the operations of the corresponding geographic area. United States customer revenues include export sales of $132 million in 1995, $97 million in 1994, and $51 million in 1993.

QUARTERLY FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
------------------------------------------------------------------------------------------------
Fiscal 1995
Quarters Ended                                    Dec. 31     March 31      June 30     Sept. 30
------------------------------------------------------------------------------------------------
Total revenues                                   $534,600     $515,942     $594,414     $640,006
Gross margin                                     $282,660     $257,665     $299,870     $304,078
Income before income taxes                       $ 40,225     $25,197      $ 42,290     $ 31,987
Net income                                       $ 35,225     $21,686      $ 30,844     $ 19,791
Earnings per share                               $    .30     $   .18      $    .26     $    .17
Market stock price range
  High                                           $  19.13     $ 19.75      $  17.25     $  17.50
  Low                                            $  15.50     $ 15.38      $  13.38     $  11.75
================================================================================================

------------------------------------------------------------------------------------------------
(In thousands except per share amounts)
------------------------------------------------------------------------------------------------
Fiscal 1994
Quarters Ended                                    Dec. 31     March 31      June 30     Sept. 30
------------------------------------------------------------------------------------------------
Total revenues                                   $475,553     $484,128     $543,941     $604,413
Gross margin                                     $254,662     $265,857     $298,672     $333,576
Income before income taxes                       $ 27,504     $28,283      $ 51,010     $ 74,403
Net income                                       $ 24,904     $25,783      $ 48,510     $ 71,003
Earnings per share                               $    .22     $   .23      $    .43     $    .62
Market stock price range
  High                                           $  13.63     $ 16.38      $  15.25     $  16.75
  Low                                            $  10.00     $ 10.88      $  10.50     $  11.25
================================================================================================

     Tandem Computers Incorporated Common Stock is traded on the New York, Midwest, and Pacific Stock Exchanges under the trading symbol TDM. All quotations shown represent the high and low sale prices. The Company has not declared or paid any cash dividends on its Common Stock and has no plans to do so in the foreseeable future. As of December 4, 1995, there were approximately 8,576 holders of record of the Common Stock of the Company.

SUBSEQUENT EVENTS (UNAUDITED)

     The Company, two principal officers, and one additional Board member were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on November 2, 1995. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5. Management believes that this complaint is without merit and that the outcome of the complaint will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

     On November 6, 1995, Compaq Computer Corporation announced that it had reached a definitive agreement to acquire, for cash, all of the outstanding shares of NetWorth for $42.00 per share. As of September 30, 1995 and November 6, 1995, the Company owned 545,095 shares of NetWorth, with a cost basis of $4 million. The Company also holds options and warrants to purchase additional NetWorth shares. Completion of the transaction is subject to certain conditions, including shareholder approval and the Hart-Scott-Rodino Antitrust Improvements Act.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tandem
Computers Incorporated:

     We have audited the accompanying consolidated balance sheets of Tandem Computers Incorporated and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also include the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tandem Computers Incorporated and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Notes to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes.

                                          ERNST & YOUNG LLP

San Jose, California
October 24, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. Reference is made to the information regarding directors appearing under the caption "Election of Directors" on pages 2 and 3 of the Company's definitive Proxy Statement dated December 15, 1995, for its 1996 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated in this Form 10-K by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME             AGE           POSITION OR OFFICE AND PRINCIPAL OCCUPATION
             ----             ---           -------------------------------------------
James G. Treybig............   55     President and Chief Executive Officer since 1974. Mr.
                                      Treybig is the principal founder of the Company and has
                                      been its president since its formation. Mr. Treybig has
                                      been a director of the Company since 1974.

Jack W. Chapman.............   61     Vice President and Chairman, Tandem Europe since October
                                      1990. Vice President, Sales from 1988 to 1990, Vice
                                      President, International Sales Operations from 1986 to
                                      1988, and Vice President and Managing Director, European
                                      Division from 1983 to 1986. Mr. Chapman joined Tandem in
                                      1978 as Managing Director of Tandem Computers Limited in
                                      the United Kingdom. He has also held the positions of
                                      Director of the Northwest Europe Region and General
                                      Manager of Central Europe.

Donald E. Fowler............   57     Senior Vice President and General Manager, Solutions
                                      Products Group since 1993. Senior Vice President and
                                      General Manager, Tandem Companies Group from 1988 to
                                      1993. Vice President, Strategy and Corporate Development
                                      from 1986 to 1988. Prior to joining Tandem, Mr. Fowler
                                      held various management positions at Bechtel Group,
                                      Inc., from 1976 to 1986, and at IBM from 1965 to 1976.
                                      Mr. Fowler has announced his retirement from the Company
                                      effective December 31, 1995.

Kurt L. Friedrich...........   46     Senior Vice President and General Manager, Systems
                                      Development Group since 1993. Prior to joining Tandem,
                                      Mr. Friedrich was General Manager, Software Development,
                                      at Hewlett Packard Company from 1992 to 1993, and was
                                      Vice President, Software Development, and held other
                                      software and product management positions, at Digital
                                      Equipment Corporation from 1974 to 1992.

Lawrence A. Laurich.........   52     Vice President, Systems Development since 1992, and
                                      General Manager, Austin Unit Operations since 1995. Vice
                                      President, Systems and Manufacturing Development from
                                      1988 to 1992, Vice President, Transaction Systems
                                      Division from 1987 to 1988, Vice President, Engineering
                                      from 1985 to 1987, Vice President, Hardware Development
                                      from 1983 to 1985, and Vice President, Engineering from
                                      1978 to 1983.

             NAME             AGE           POSITION OR OFFICE AND PRINCIPAL OCCUPATION
             ----             ---           -------------------------------------------
Robert C. Marshall..........   64     Senior Vice President and Chief Operating Officer since
                                      1980. Vice President and Chief Operating Officer from
                                      1979 to 1980. Mr. Marshall joined the Company in 1975 as
                                      Vice President of Manufacturing and has been a director
                                      of the Company since 1980. In October 1995, Mr. Marshall
                                      announced his retirement from the Company and his
                                      resignation from the Board of Directors effective
                                      December 31, 1995.

Josephine T. Parry..........   47     Vice President, General Counsel and Secretary since
                                      1992. Assistant General Counsel and Director of Law from
                                      1989 to 1992. Ms. Parry joined Tandem in 1987 from Atari
                                      Corporation where she served as Corporate Counsel from
                                      1984 to 1987.

Gerald L. Peterson..........   50     Senior Vice President and General Manager, Tandem Sales
                                      and Support Group since 1993. Senior Vice President and
                                      General Manager, Tandem Sales and Marketing Group from
                                      1988 to 1993. Vice President, Marketing from 1985 to
                                      1988, Vice President, International Marketing and
                                      Product Management from 1984 to 1985, and Vice
                                      President, International Marketing from 1982 to 1984. He
                                      joined Tandem in 1980 as Director of Marketing.

Roel Pieper.................   39     Senior Vice President and President and Chief Executive
                                      Officer of Ungermann-Bass Networks, Inc., since 1993.
                                      President and Chief Executive Officer from 1991 to 1993
                                      of UNIX Systems Laboratories, Inc. Mr. Pieper was Chief
                                      Technical Officer and Senior Vice President of Software
                                      AG USA from 1981 to 1991.

David J. Rynne..............   55     Senior Vice President and Chief Financial Officer since
                                      1988. Vice President and Chief Financial Officer from
                                      1983 to 1988. Prior to joining Tandem in 1983, Mr. Rynne
                                      was with the Burroughs Corporation (now Unisys
                                      Corporation) for 18 years, where he held key finance
                                      positions.

Gerd Stoecker...............   52     Vice President and Treasurer since 1988. Treasurer from
                                      1987 to 1988. Prior to joining Tandem in 1984 as
                                      Controller of Marketing, Mr. Stoecker was with Atari,
                                      Inc.

     There are no family relationships among the executive officers.

     Reference is made to the information regarding Section 16(a) of the Securities Exchange Act of 1934 on page 5 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the captions "Compensation of Executive Officers and Directors" appearing on page 6 and "Certain Transactions and Employment Agreements" on pages 12 and 13 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the caption "Stock Ownership" on pages 4 and 5 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the caption "Certain Transactions and Employment Agreements" on pages 12 and 13 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

         1. All financial statements.

              INDEX TO FINANCIAL STATEMENTS                                PAGE
                                                                          -----
              Consolidated Statements of Operations.....................     17
              Consolidated Balance Sheets...............................     18
              Consolidated Statements of Stockholders' Investment.......     19
              Consolidated Statements of Cash Flows.....................     20
              Notes to Consolidated Financial Statements................  21-37
              Report of Ernst & Young LLP, Independent Auditors.........     38

         2. Financial statement schedules.

              INDEX TO FINANCIAL STATEMENT SCHEDULES
              Financial Statement Schedules
                II.  Valuation and Qualifying Accounts..................    S-1

     All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

          3. Exhibits required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------
 3.1*    Restated Certificate of Incorporation of the Company, filed as
         Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1994.

 3.2* By-laws of the Company, as amended, filed as Exhibit 4.3 to the Company's Report onForm 10-Q for the quarter ended June 30, 1990.

 4.1* First Amended and Restated Rights Agreement, dated June 17, 1988, between theCompany and Bank of America, N.T. & S.A., as Rights Agent, filed as Exhibit 4.1 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1988.

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

10.4*+   Tandem Computers Incorporated 1989 Stock Plan, as amended, filed as
         Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994.

EXHIBIT
NUMBER                                         EXHIBIT
-------                                        -------
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

10.8 +   Tandem Computers Incorporated Deferred Compensation Plan, as amended and restated as of October 1, 1995.

10.9*+   Form of Employment Agreement entered into during the quarter ended June 30, 1995, between the Company and the following executive officers: James G. Treybig, Robert
         C. Marshall, David J. Rynne, Donald E. Fowler, Kurt L. Friedrich, Gerald L. Peterson
         and Roel Pieper, filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the
         quarter ended June 30, 1995.

10.10+   Amendment to Employment Agreement between the Company and Donald E. Fowler, dated as of October 20, 1995.

10.11+   Amendment to Employment Agreement between the Company and Robert C. Marshall, dated as of October 20, 1995.

22.1     Subsidiaries of the Company.

23.1     Consent of Ernst & Young LLP (See page 43).

27       Financial Data Schedule.

---------------
* Incorporated by reference.
+ Director or officer compensatory plan.

     (b) Reports on Form 8-K during the fourth quarter: None.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-2635, 33-12572, 33-15875, 33-29773, 33-55421 and 33-58759) and
in the Registration Statement (Form S-3 No. 33-20902) of Tandem Computers Incorporated and in the related Prospectuses of our report dated October 24, 1995, with respect to the consolidated financial statements and schedule of Tandem Computers Incorporated included in this Annual Report (Form 10-K) for the year ended September 30, 1995.

                                          ERNST & YOUNG LLP

San Jose, California
December 8, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TANDEM COMPUTERS INCORPORATED
December 8, 1995
                                          By            DAVID J. RYNNE
                                            ------------------------------
                                                       David J. Rynne
                                                 Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By       JAMES G. TREYBIG              President, Chief Executive Officer      December 8, 1995
-----------------------------            and Director (Principal
         James G. Treybig                Executive Officer)

By        DAVID J. RYNNE               Senior Vice President and Chief         December 8, 1995
-----------------------------            Financial Officer (Principal
          David J. Rynne                 Financial and Principal
                                         Accounting Officer)

By       THOMAS J. PERKINS             Director                                December 8, 1995
-----------------------------
         Thomas J. Perkins

By        JACK F. BENNETT              Director                                December 8, 1995
-----------------------------
          Jack F. Bennett

By        MORTON COLLINS               Director                                December 8, 1995
-----------------------------
          Morton Collins

By      SIR CAMPBELL FRASER            Director                                December 8, 1995
-----------------------------
        Sir Campbell Fraser

By   FRANKLIN P. JOHNSON, JR.          Director                                December 8, 1995
-----------------------------
     Franklin P. Johnson, Jr.

By      ROBERT C. MARSHALL             Director                                December 8, 1995
-----------------------------
        Robert C. Marshall

By    VERA STEPHANIE SHIRLEY           Director                                December 8, 1995
-----------------------------
      Vera Stephanie Shirley

By     ROBERT G. STONE, JR.            Director                                December 8, 1995
-----------------------------
       Robert G. Stone, Jr.

By       WALTER B. WRISTON             Director                                December 8, 1995
-----------------------------
         Walter B. Wriston

                                                                     SCHEDULE II

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

             COLUMN A                 COLUMN B              COLUMN C               COLUMN D        COLUMN E
            -----------              ----------     -------------------------     -----------     -----------
                                                            ADDITIONS
                                                    -------------------------
                                     BALANCE AT     CHARGED TO     CHARGED TO
                                     BEGINNING      COSTS AND        OTHER          AMOUNTS       BALANCE AT
            DESCRIPTION               OF YEAR        EXPENSES       ACCOUNTS      WRITTEN OFF     END OF YEAR
            -----------              ----------     ----------     ----------     -----------     -----------
Accounts Receivable Allowance
  1995.............................   $17,931         $2,738             --          $2,948         $17,721
                                      =======         ======             ==          ======         =======
  1994.............................   $17,745         $2,684             --          $2,498         $17,931
                                      =======         ======             ==          ======         =======
  1993.............................   $13,982         $7,557             --          $3,794         $17,745
                                      =======         ======             ==          ======         =======