Form 10-Q
period 1995-12-31
TANDEM COMPUTERS INC /DE/
filed 1996-02-14
CIK 315180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to___________

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

                 Class: Common Stock,            Outstanding at February 9, 1996
                      $0.25 par value                  117,462,663 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The following consolidated financial statements have been prepared by the Company without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, the Company believes the financial disclosures made are sufficient to make the information presented not misleading. In addition, the consolidated financial statements reflect, in the opinion of management, all adjustments (limited to normal, recurring adjustments) neccessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods indicated.

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended September 30, 1995. Such consolidated financial statements and related notes are filed with the Securities and Exchange Commission.

    The results of operations for the three-month period ended December 31, 1995, are not necessarily indicative of results to be expected in the future.

                        [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

================================================================================
                                                    For the three months ended
                                                   -----------------------------
                                                   December 31,     December 31,
(In thousands except per share amounts)                1995              1994
================================================================================
REVENUES
Product revenues                                      $ 400,770         $436,987
Service and other revenues                              111,672           97,613
--------------------------------------------------------------------------------
Total revenues                                          512,442          534,600
--------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of product revenues                                183,134          186,529
Cost of service and other revenues                       83,029           65,411
Research and development                                 82,576           74,986
Marketing, general, and administrative                  185,793          168,494
--------------------------------------------------------------------------------
Total costs and expenses                                534,532          495,420
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                 (22,090)          39,180
Gain on sale of investments                              30,628                -
Net interest income                                         428            1,045
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                8,966           40,225
Provision for income taxes                                7,000            5,000
--------------------------------------------------------------------------------
NET INCOME                                            $   1,966         $ 35,225
================================================================================
EARNINGS PER SHARE                                    $     .02         $    .30
================================================================================
Weighted average shares outstanding                     117,452          117,986
================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

=======================================================================================
                                                       December 31,       September 30,
(In thousands except per share amount)                     1995               1995
=======================================================================================
                                       ASSETS
---------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and equivalents                                    $   103,918         $   121,230
Accounts receivable, net                                    449,252             539,993
Current portion of lease receivables                         67,056              73,555
Inventories                                                 199,733             169,948
Prepaid expenses and other                                   71,479              65,759
---------------------------------------------------------------------------------------
Total current assets                                        891,438             970,485
---------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT, at cost                   1,308,631           1,297,481
Accumulated depreciation and amortization                  (705,729)           (700,813)
---------------------------------------------------------------------------------------
Net property, plant, and equipment                          602,902             596,668
---------------------------------------------------------------------------------------
LEASE RECEIVABLES                                            92,134              86,173
---------------------------------------------------------------------------------------
OTHER ASSETS                                                214,181             203,368
---------------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 1,800,655         $ 1,856,694
=======================================================================================

             LIABILITIES AND STOCKHOLDERS' INVESTMENT
---------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                        $   149,625         $   195,793
Accrued liabilities                                         405,384             409,520
Current maturities of long-term obligations                  59,911              65,123
---------------------------------------------------------------------------------------
Total current liabilities                                   614,920             670,436
---------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                        81,356              75,923
---------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common stock $.025 par value, authorized
  400,000 shares, outstanding 120,096 shares at
  December 31 and 119,808 shares at September 30              3,002               2,995
Additional paid-in capital                                  694,157             691,097
Retained earnings                                           445,270             450,086
Accumulated translation adjustments                          12,822              17,064
Treasury stock, at cost                                     (50,872)            (50,907)
---------------------------------------------------------------------------------------
Total stockholders' investment                            1,104,379           1,110,335
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT          $ 1,800,655         $ 1,856,694
=======================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

=====================================================================================
                                                          For the three months ended
                                                          ---------------------------
                                                         December 31,    December 31,
(In thousands)                                              1995             1994
=====================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $   1,966         $  35,225
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                            48,190            38,782
    Gain on sale of investments                             (30,628)                -
    Loss on dispositions of property, plant,
       and equipment                                          1,391               370
    Changes in:
      Accounts receivable                                    87,598            41,598
      Inventories                                           (30,273)            3,251
      Lease receivables                                         387            (6,402)
      Non-debt current liabilities and other                (81,333)          (55,266)
-------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                       (2,702)           57,558
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant, and equipment                (44,392)          (37,771)
Proceeds from dispositions of property, plant,
   and equipment                                              5,215             2,497
Proceeds from sale of investments                            34,802                 -
Increase in other assets                                    (17,908)          (11,818)
-------------------------------------------------------------------------------------
Net cash used in  investing activities                      (22,283)          (47,092)
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                   30,748            16,578
Repayments                                                  (25,314)          (16,420)
Issuance of Common Stock under
  stock plans, including tax benefits                         3,102            22,398
-------------------------------------------------------------------------------------
Net cash provided by financing activities                     8,536            22,556
-------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash
  and equivalents                                              (863)              140
-------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             (17,312)           33,162
Cash and equivalents at beginning of period                 121,230           124,042
=====================================================================================
CASH AND EQUIVALENTS AT END OF PERIOD                     $ 103,918         $ 157,204
=====================================================================================

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

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:


=======================================================================
                                         December 31,     September 30,
(In thousands)                               1995              1995
=======================================================================
Purchased parts and subassemblies           $ 98,363           $ 71,455
Work in process                               25,575             29,097
Finished goods                                75,795             69,396
-----------------------------------------------------------------------
Total                                       $199,733           $169,948
=======================================================================


3.  INVESTMENTS

During the first quarter of 1996, Compaq Computer Corporation acquired, for cash, all of the outstanding shares of NetWorth Inc., an investment of the Company. The Company received $34.8 million in proceeds from the transaction for a realized gain of $30.6 million.

Except for the NetWorth Inc. transaction described above, there were no realized gains or losses on available-for-sale securities during the quarters ended December 31, 1995 and 1994. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for these quarters was not significant.

4. ACCOUNTS RECEIVABLE

At December 31, 1995, $71 million of financing was available to the Company under its accounts receivable purchase agreement, including the balance outstanding at the end of the quarter of $25 million. The maximum amount outstanding under this agreement during the first quarter of 1996 was $65 million. There were no amounts outstanding as of September 30, 1995.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RESTRUCTURING

Information related to restructuring activity for the quarter ended December 31, 1995 is as follows:

--------------------------------------------------------------------------------------------------------------------
                                  Reduction of                   Internal     Discontinued
(In thousands)                     Work Force      Facilities     Systems      Activities       Other        Total
====================================================================================================================
Balances, September 30, 1995         $17,677        $28,661        $7,414        $9,820        $7,033        $70,605
Utilized, three months ended
     December 31, 1995                 6,879          4,764         2,487            --         1,845         15,975
--------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995          $10,798        $23,897        $4,927        $9,820        $5,188        $54,630
====================================================================================================================

Cash used, three months ended
     December 31, 1995               $ 6,879        $ 2,427        $2,487            --        $1,564        $13,357
====================================================================================================================


6.  INCOME TAXES

The provision for income taxes for the three months ended December 31, 1995 and 1994 arose principally from taxes currently payable in foreign jurisdictions.

7. CASH DIVIDENDS

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

8. COMMITMENTS AND CONTINGENCIES

The Company and three principal officers were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on July 19, 1995. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5. The Company's motion for dismissal, filed on October 13, 1995, was denied. Management believes that this complaint is without merit and that the outcome of the complaint will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

Two other class action complaints were filed on November 2, 1995 and December 19, 1995, respectively. The plaintiffs in both of these cases have subsequently dismissed their complaints.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

         The following table summarizes operating statistics for the first quarter of 1996 and 1995. The percentages in the left two columns show the relationship of revenue and expense items to total revenues, except cost of product and services which are shown in relation to product revenues and service revenues, respectively. The percentages in the right columns show the percentage change in 1996 and 1995 from the comparable prior year period.

The Company's fiscal year ends on September 30. References to 1996 and 1995 in this section represent the Company's fiscal years.

PERCENT OF TOTAL REVENUES
(Except cost of product and service)                                    PERCENT INCREASE (DECREASE)
   THREE MONTHS                                                                THREE MONTHS
 ENDED DECEMBER 31,                                                         ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
 1995        1994                                                           1995        1994
--------------------------------------------------------------------------------------------
  78          82        Product revenues                                     (8)          13
  22          18        Service and other revenues                           14            9
--------------------------------------------------------------------------------------------
 100         100        TOTAL REVENUES                                       (4)          12
--------------------------------------------------------------------------------------------
  46          43        Cost of product revenues                             (2)          19
  74          67        Cost of service and other revenues                   27            2
--------------------------------------------------------------------------------------------
  52          47        Total cost of revenues                                6           14
  16          14        Research and development                             10           14
                        Marketing, general and
  36          32          administrative                                     10           (9)
--------------------------------------------------------------------------------------------
  (4)          7        OPERATING INCOME (LOSS)                             N/M          862
--------------------------------------------------------------------------------------------
   6         N/A        Gain on sale of subsidiaries and investments        N/M          N/M
   -           1        Net interest income                                 (59)         141
--------------------------------------------------------------------------------------------
   2           8        INCOME BEFORE INCOME TAXES                          (78)          46
   2           1        Provision for income taxes                           40           92
--------------------------------------------------------------------------------------------
   -           7        NET INCOME                                          (94)          41
--------------------------------------------------------------------------------------------

 N/A         N/A        EARNINGS PER SHARE                                  (93)          36
============================================================================================

N/A - Not applicable           N/M - Not meaningful

OPERATING RESULTS

REVENUES

         Total revenues of $512.4 million during the first quarter of 1996 decreased $22 million or 4 percent compared to the first quarter of 1995. Product revenues of $400.8 million for the first quarter of 1996 decreased $36 million or 8 percent over the same quarter of 1995. Service and other revenues for the first quarter of 1996 of $111.7 million increased $14 million or 14 percent over the first quarter of 1995. The decrease in product revenues is attributable primarily to reduced computer system sales across all major product families, particularly in the U.S. The increase in service and other revenues is primarily the result of increased consulting revenues. Hardware service revenues remained relatively flat.

Product Lines--The table below summarizes total revenue by product lines (which includes both product revenues and service and other revenues) and the percentage of total revenues each product line contributed for the indicated periods.

                                     THREE MONTHS ENDED DECEMBER 31,
(Dollars in millions)                  1995                    1994
                              --------------------      ------------------
                                    $           %           $           %
                              --------------------      ------------------
Computer systems                  418.4         82        444.6         83
Networking                         94.0         18         90.0         17
                              --------------------      ------------------

Total revenues                    512.4        100        534.6        100
                              ====================      ==================

         Computer systems revenues decreased $26 million or 6 percent in the first quarter of 1996 compared to the 1995 period. The decrease is primarily a result of decreased unit shipments of the Himalaya and Integrity product families, the effects of which were partially offset by increased consulting revenues and increased recurring software license and support revenues.

Overall, unit shipments of computer system product lines decreased 32 percent in the first quarter of 1996, compared to the first quarter of 1995 (based on the number of processors shipped excluding workstations and personal computers), resulting in a reduction of computer system revenue of approximately $43 million. Within the computer system products, NonStop computer unit shipments decreased 16 percent to approximately 1350 units, contributing approximately 63 percent of the reduction in computer system product revenues. Unit shipments of UNIX(R) system-based servers decreased over 50 percent, contributing approximately 37 percent of the decrease in computer system product revenues. The performance in the Company's UNIX system-based product family has been negatively impacted by the delayed introduction of new UNIX system-based products, particularly the ServerNet technology-based UNIX system.

Networking revenues increased $4 million or 4 percent in the first quarter of 1996 in comparison to the first quarter of 1995 primarily as a result of increased service and consulting revenues and increased third party product sales.

Geographic--The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenues contributed by geographic location for the indicated periods.

                                    THREE MONTHS ENDED DECEMBER 31,
(Dollars in millions)                1995                     1994
                               ----------------        ----------------
                                  $          %             $         %
                               ----------------        ----------------
United States                    238.4       46          280.3       52
Europe
  United Kingdom                  42.5        8           41.6        8
  Germany                         23.9        5           23.2        4
  Other Europe                    64.7       13           71.9       14
                               ----------------        ----------------
        Total Europe             131.1       26          136.7       26
Japan                             78.4       15           68.9       13
Asia-Pacific                      40.8        8           27.5        5
Americas Division
  (excluding the U.S.)            23.7        5           21.2        4
                               ----------------        ----------------
Total revenues                   512.4      100          534.6      100
                               ================        ================


         Revenues in the United States decreased 15 percent during the first quarter of 1996 compared to the same 1995 period. The decrease is a result of decreased unit shipments of the Himalaya and Integrity products. Revenues in Europe decreased 4 percent in the first quarter of 1996, compared to the first quarter of 1995. The decrease is attributable primarily to decreased unit shipments of high-end Himalaya systems and decreased networking revenues. In Japan, revenues increased 14 percent in the first quarter of 1996 compared to the same 1995 period, as a result of increased networking revenues, increased consulting revenues, and increased unit shipments of mid-range computer systems. The Asia-Pacific region had a particularly strong quarter with revenues increasing 48 percent compared to the first quarter of 1995. This strong performance was a result of a high volume of shipments of high-end Himalaya systems. Current quarter growth rates in the various geographic regions where the Company does business are not necessarily representative of trends which may occur during the remainder of 1996.

COST OF REVENUES

         During the first quarter of 1996, product margin percentages declined approximately 3 percent, to 54 percent, from those in the first quarter of 1995. Computer system margins declined 1 percent to 58 percent, while networking margins declined 10 percent to 38 percent. Networking margins were negatively affected by an increased contribution to revenues from the sale of third party products, a shift to more indirect sales channels, and higher material and overhead costs.

Management expects product margins to continue to decline during the remainder of 1996. However, product margins are difficult to predict, as they are affected by future competitive pricing actions, geographic revenue mix, product mix, and foreign currency fluctuations. For additional discussion on forward looking statements and associated risks, refer to the Outlook and Risks section below.

Margins on service and other revenues decreased to 26 percent in the first quarter of 1996 from 33 percent in the 1995 quarter. Service and other revenues margins have been declining gradually over the past few quarters due to increased salaries and benefits, increased consulting costs, and general mix of business.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development (R&D) expenses for the first quarter of 1996 increased $8 million, or 10 percent, compared to 1995 first quarter spending. The increase is attributable primarily to increased salaries and benefits and increased headcount. Management expects R&D spending to continue to increase during the second quarter of 1996, but then decline in the second half of the year. However, the expected R&D spending pattern could be affected by delays or changes in product development schedules. For additional discussion on forward looking statements and associated risks, refer to the Outlook and Risks section below. R&D expenses were approximately 16 and 14 percent of total revenues, for the first quarters of 1996 and 1995, respectively.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general and administrative (MG&A) expenses in the first quarter of 1996 increased $17 million or 10 percent compared to the first quarter of 1995. The increase is attributable primarily to increased salaries and benefits and increased headcount in the marketing organization, and a lower than normal level of software partner commissions in the 1995 quarter. Due in part to the decrease in revenues referred to above, management intends to critically review and implement actions to reduce fixed and discretionary elements of MG&A spending and expects expenses to decline as actions are implemented. However, certain expenses, such as commissions and incentive compensation for sales and marketing staff, vary as revenues fluctuate. For additional discussion on forward looking statements and associated risks, refer to the Outlook and Risks section below.

IMPACT OF CURRENCY AND INFLATION

         During the first quarter of 1996, in comparison to the first quarter of 1995, most currencies in Europe and Asia-Pacific strengthened against the U.S. The positive impact of translating revenues and operating results for these countries was mostly offset by the unfavorable impact resulting from the U.S. dollar strengthening against the Japanese yen. Accordingly, the overall effect of currency movements in the first quarter of 1996 had no material impact on operating results for the quarter.

NET INCOME AND EARNINGS PER SHARE

         Net income for the first quarter of 1996 was $2 million or $0.02 per share, compared to $35 million or $0.30 per share for the first quarter of 1995. Net income in the first three months of 1996 included a $31 million, or approximately $0.26 per share, non-operating gain from the sale of an investment in NetWorth, Inc.

The income tax provisions for the first quarter of 1996 and 1995 were $7 million and $5 million, respectively, arising principally from taxes currently payable in foreign jurisdictions. Tandem expects to continue to report income for the remainder of 1996 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income.

FINANCIAL CONDITION

         During the first quarter of 1996, cash and cash equivalents decreased by $17 million to $104 million. The Company used $3 million net cash in operations during the quarter. Investing activities in the first quarter consumed approximately $22 million, principally through the investment in capital equipment and software, offset by proceeds from the sale of an investment in NetWorth, Inc. Financing activities provided approximately $8 million.

At December 31, 1995, $71 million of financing was available to the Company under its accounts receivable purchase agreement, including the balance outstanding at the end of the quarter of $25 million. The maximum amount outstanding under this agreement during the first quarter of 1996 was $65 million. There were no amounts outstanding as of September 30, 1995.

Including the amounts sold under the receivables purchase agreement, accounts receivable days increased to 84 days at December 31, 1995, compared to 77 days at September 30, 1995. Inventory days increased to 69 days at December 31, 1995, compared to 46 days at September 30, 1995.

At December 31, 1995, total debt of $147 million, including $119 million of nonrecourse borrowings against lease receivables, increased $5 million from September 30, 1995. Total debt as a percentage of total capital was approximately 12 percent as of December 31, 1995, compared to 11 percent as of September 30, 1995.

Cash used for restructuring actions during the first quarter of 1996 aggregated approximately $13 million and was funded by cash from operations.

The Company's sources of working capital include cash generated from operations, amounts available under the accounts receivable purchase agreement, and other financing arrangements. Management believes that the financing sources available at December 31, 1995 can adequately meet Tandem's financing needs, both in the short and the long term.

As of December 31, 1995, the Company had approximately 8,400 full-time equivalent employees.

OUTLOOK AND RISKS

OVERVIEW

         During the first quarter of 1996, the Company experienced significant changes in top management, including the appointment of a new CEO in early January. The new CEO, together with the management team, will be reviewing Tandem's business, strategic direction, and cost structure during the second quarter of 1996. The impact on the Company's operations of any changes which may result from this review cannot be predicted at this time.

OPERATING RESULTS

         The Company's future operating results and many of the forward looking statements contained herein are dependent upon a number of factors, including the Company's ability to increase market share, to expand successfully into new markets, to improve upon cost control efforts, and to continue the Company's product migration to open platforms.

A key challenge to the Company's continued growth is selling increased unit volumes of computer systems and networking products at competitive prices, while concurrently controlling the cost structure of the Company. Increased volume shipments are dependent upon continued demand for the Himalaya K2(x) series of servers, timeliness to market with new products, acceptance of new product introductions by the Company's existing customer base--including the new UNIX system server incorporating the ServerNet technology--as well as successful expansion into new markets, such as decision support, data warehousing, and commercial uses of the Internet.

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

UB NETWORKS, INC.

        At the end of 1995, UB Networks introduced and began shipping three new products--GeoLAN 500, GeoSwitch, and GeoRim. Accordingly, UB Networks' 1996 operating results are dependent upon market acceptance of these new products by UB Networks' existing customer base, as well as successful expansion into new accounts.

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



Tandem, Himalaya, Integrity, NonStop, and ServerNet are trademarks of the Tandem Computers Incorporated. UB Networks, GeoLAN, GeoRim/E, and GeoSwitch are trademarks of Ungermann-Bass Networks, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Limited. All other brand and product names are trademarks or registered trademarks of their respective companies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company and three principal officers, James G. Treybig, David J. Rynne and Robert C. Marshall, were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on July 19, 1995. The class action is purported to be on behalf of purchasers of the Company's Common Stock between March 8 and July 12, 1995. The complaint alleges violations of Section 10(b) of the Securites Exchange Act and Securities and Exchange Commission Rule 10b-5 in connection with public statements about the Company's expected revenues for the second and third quarters of 1995. Two similar class action complaints were filed against the Company in the United States District Court for the Northern District of California. One of these complaints was filed on November 2, 1995 and the other was filed on December 19, 1995. These two complaints were voluntarily dismissed by plaintiffs in January 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on January 30, 1996, in Cupertino, California. Four matters were voted upon:

    (a) Proposal 1. To elect one Class I Director to hold office until 1999.

    (b) Proposal 2. To consider and vote upon a proposal to amend the Tandem Computers Incorporated Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance under the Plan.

    (c) Proposal 3. To consider and vote upon a stockholder proposal that recommends the Board of Directors redeem the Commons Stock Purchase Rights held by the stockholders under the Company's First Amended and Restated Rights Agreement.

    (d) Proposal 4. To ratify the appointment of Ernst & Young as the Company's independent auditors.

All matter were voted on, as follows:


PROPOSAL 1 - ELECTION OF CLASS I DIRECTOR - MORTON COLLINS

For                 Authority Withheld
---                 ------------------
102,615,008         1,965,202


PROPOSAL 2 - AMENDMENT TO THE EMPLOYEE STOCK PURCHASE PLAN

For                 Against             Abstain             No Vote
---                 -------             -------             -------
93,884,212          9,286,343           1,409,655           0


PROPOSAL 3 - STOCKHOLDER PROPOSAL TO REDEEM THE COMMON STOCK PURCHASE RIGHTS

For                 Against             Abstain             No Vote
---                 -------             -------             -------
39,049,744          39,772,729          3,887,230           21,870,507

PROPOSAL 4 - APPOINTMENT OF ERNST & YOUNG AS INDEPENDENT AUDITORS


For                  Against                    Abstain
---                  -------                    -------
103,561,529          604,402                    414,279



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


                                       TANDEM COMPUTERS INCORPORATED
                                               (Registrant)


Date: February 13, 1996                     By: /s/ DAVID J. RYNNE
                                               --------------------------
                                                    David J. Rynne
                                               Senior Vice President and
                                                Chief Financial Officer


Date: February 13, 1996                     By: /s/ JOHN T. REECE
                                               --------------------------
                                                    John T. Reece
                                                 Vice President and
                                                Corporate Controller