Form 10-Q
period 1996-03-31
TANDEM COMPUTERS INC /DE/
filed 1996-05-15
CIK 315180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

             Class:  Common Stock,                Outstanding at May 10, 1996
                     $.025 par value                   117,593,478 shares

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

          The results of operations for the three and six month period ended March 31, 1996, are not necessarily indicative of results to be expected in the future.



                         [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 For the three months ended        For the six months ended
                                                 --------------------------        ------------------------
                                                  March 31,     March 31,           March 31,     March 31,
(In thousands except per share amounts)             1996           1995               1996            1995
==============================================   ===========    ===========        ===========    ===========

REVENUES

Product revenues                                 $   456,073    $   409,814        $   856,843    $   846,801
Service and other revenues                           120,125        106,128            231,797        203,741
- - ----------------------------------------------   -----------    -----------        -----------    -----------
Total revenues                                       576,198        515,942          1,088,640      1,050,542
- - ----------------------------------------------   -----------    -----------        -----------    -----------
COSTS AND EXPENSES

Cost of product revenues                             219,625        183,667            402,759        370,196
Cost of service and other revenues                    88,963         74,610            171,992        140,021
Research and development                              78,572         78,500            161,148        153,486
Marketing, general, and
      administrative                                 178,831        164,345            364,624        332,839
Restructuring charge                                  52,000              -             52,000              -
- - ----------------------------------------------   -----------    -----------        -----------    -----------
Total costs and expenses                             617,991        501,122          1,152,523        996,542
- - ----------------------------------------------   -----------    -----------        -----------    -----------
OPERATING INCOME (LOSS)                              (41,793)        14,820            (63,883)        54,000
Gain on sale of subsidiaries
     and investments                                       -          8,677             30,628          8,677
Net interest income                                      236          1,700                664          2,745
- - ----------------------------------------------   -----------    -----------        -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                    (41,557)        25,197            (32,591)        65,422
Provision for income taxes                             8,000          3,511             15,000          8,511
- - ----------------------------------------------   -----------    -----------        -----------    -----------
NET INCOME (LOSS)                                $   (49,557)   $    21,686        $   (47,591)   $    56,911
==============================================   ===========    ===========        ===========    ===========
EARNINGS (LOSS) PER SHARE                        $      (.42)   $       .18        $      (.41)   $       .48
==============================================   ===========    ===========        ===========    ===========
Weighted average shares
      outstanding                                    117,311        119,084            117,152        118,535
==============================================   ===========    ===========        ===========    ===========



See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- - ----------------------------------------------------------------------------   -----------    -----------
                                                                                 March 31,    September 30,
(In thousands except per share amount)                                            1996            1995
- - ----------------------------------------------------------------------------   -----------    -----------


                                  ASSETS
- - ----------------------------------------------------------------------------   -----------    -----------
CURRENT ASSETS

Cash and equivalents                                                           $    94,365    $   121,230
Accounts receivable, net                                                           499,587        539,993
Current portion of lease receivables                                                67,048         73,555
Inventories                                                                        191,814        169,948
Prepaid expenses and other                                                          58,908         65,759
- - ----------------------------------------------------------------------------   -----------    -----------
Total current assets                                                               911,722        970,485
- - ----------------------------------------------------------------------------   -----------    -----------
PROPERTY, PLANT, AND EQUIPMENT, at cost                                          1,312,337      1,297,481
Accumulated depreciation and amortization                                         (712,198)      (700,813)
- - ----------------------------------------------------------------------------   -----------    -----------
Net property, plant, and equipment                                                 600,139        596,668
- - ----------------------------------------------------------------------------   -----------    -----------
LEASE RECEIVABLES                                                                   88,402         86,173
- - ----------------------------------------------------------------------------   -----------    -----------
OTHER ASSETS                                                                       217,403        203,368
- - ----------------------------------------------------------------------------   -----------    -----------
TOTAL ASSETS                                                                   $ 1,817,666    $ 1,856,694
============================================================================   ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - ----------------------------------------------------------------------------   -----------    -----------
CURRENT LIABILITIES
Accounts payable                                                               $   176,220    $   195,793
Accrued liabilities                                                                436,628        409,520
Current maturities of long-term obligations                                         62,517         65,123
- - ----------------------------------------------------------------------------   -----------    -----------
Total current liabilities                                                          675,365        670,436
- - ----------------------------------------------------------------------------   -----------    -----------
LONG-TERM OBLIGATIONS                                                               90,092         75,923
- - ----------------------------------------------------------------------------   -----------    -----------
STOCKHOLDERS' INVESTMENT
Common stock $.025 par value, authorized
  400,000 shares, outstanding 120,543 shares at
  March 31 and 119,808 shares at September 30                                        3,013          2,995
Additional paid-in capital                                                         697,640        691,097
Retained earnings                                                                  395,319        450,086
Accumulated translation adjustments                                                  7,109         17,064
Treasury stock, at cost                                                            (50,872)       (50,907)
- - ----------------------------------------------------------------------------   -----------    -----------
Total stockholders' investment                                                   1,052,209      1,110,335
- - ----------------------------------------------------------------------------   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                 $ 1,817,666    $ 1,856,694
============================================================================   ===========    ===========



See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



- - ---------------------------------------------------------- -------------------------
                                                           For the six months ended
                                                           -------------------------
                                                             March 31,    March 31,
(In thousands)                                                 1996         1995
==========================================================   =========    =========
CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)                                            $ (47,591)   $  56,911
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                               97,443       80,818
    Restructuring charge                                        52,000            -
    Gain on sale of subsidiaries and investments               (30,628)      (8,677)
    Loss on dispositions of property, plant,
       and equipment                                             1,689        1,014
    Changes in :
      Accounts receivable                                       32,664       57,606
      Inventories                                              (23,089)      (5,144)
      Lease receivables                                          3,930        1,818
      Non-debt current liabilities and other                   (47,988)     (55,104)
- - ----------------------------------------------------------   ---------    ---------
Net cash provided by
  operating activities                                          38,430      129,242
- - ----------------------------------------------------------   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in property, plant, and equipment                   (89,500)     (79,430)
Proceeds from dispositions of property, plant,
   and equipment                                                 8,147        2,898
Sale of subsidiaries and investments,
    net of cash disposed                                        34,802       11,642
Increase in other assets                                       (41,360)     (30,749)
- - ----------------------------------------------------------   ---------    ---------
Net cash used in  investing activities                         (87,911)     (95,639)
- - ----------------------------------------------------------   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings                                                      61,626       29,709
Repayments                                                     (43,634)     (36,361)
Issuance of Common Stock under
   stock plans, including tax benefits                           6,596       35,915
- - ----------------------------------------------------------   ---------    ---------
Net cash provided by
  financing activities                                          24,588       29,263
- - ----------------------------------------------------------   ---------    ---------
Effect of exchange rate fluctuations on cash
  and equivalents                                               (1,972)       5,674
- - ----------------------------------------------------------   ---------    ---------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                (26,865)      68,540
Cash and equivalents at beginning of period                    121,230      124,042
                                                             ---------    ---------
CASH AND EQUIVALENTS AT END OF PERIOD                        $  94,365    $ 192,582
==========================================================   =========    =========



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

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:


- - ----------------------------------------------------- --------------------- ---------------------
                                                           March 31,           September 30,
(In thousands)                                                1996                  1995
===================================================== ===================== =====================

Purchased parts and subassemblies                                 $ 90,765             $  71,455
Work in process                                                     18,282                29,097
Finished goods                                                      82,767                69,396
- - ----------------------------------------------------- --------------------- ---------------------
Total                                                             $191,814              $169,948
===================================================== ===================== =====================


3.  INVESTMENTS

During the first quarter of 1996, Compaq Computer Corporation acquired, for cash, all of the outstanding shares of NetWorth Inc., an investment of the Company. The Company received $34.8 million in proceeds from the transaction for a realized gain of $30.6 million.

During the quarters ended March 31, 1996 and 1995, the Company realized $0.4 million and $1.9 million, respectively, in gains on available-for-sale securities. Except for the transactions described above, there were no other realized gains or losses on available-for-sale securities during the six months ended March 31, 1996 and 1995. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for these periods was not significant.

4. ACCOUNTS RECEIVABLE

At March 31, 1996, $82 million of financing was available to the Company under its accounts receivable purchase agreement, including the balance outstanding at the end of the quarter of $10 million. The maximum amount outstanding under this agreement during the second quarter and first six months of 1996 was $53 million and $65 million, respectively. There were no amounts outstanding as of September 30, 1995.

In March 1996 the Company renegotiated its accounts receivable purchase agreement, adjusting the maximum size of the eligible pool of accounts receivable to $100 million. The current agreement expires during the first quarter of 1997.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RESTRUCTURING

During the second quarter of 1996, the Company initiated a new restructuring program as a result of decisions by its new Chief Executive Officer and management team to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. The restructuring actions result in a charge of $52 million and include reducing headcount, vacating leased facilities, and disposing of assets related to discontinuing certain product programs and other activities. Approximately $39 million of the charge will require cash expenditures.

Information relating to restructuring activity for the six months ended March 31, 1996 is presented below.


- - -----------------------------------------------------------------------------------------------------------------------
                               Reduction of                    Internal      Discontinued
(In thousands)                  Work Force     Facilities      Systems        Activities         Other          Total
- - -----------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1995    $17,677         $28,661         $ 7,414         $ 9,820         $ 7,033         $70,605
Provision, three months ended
     March 31, 1996              34,100           8,600              --           9,300              --          52,000
Utilized, six months ended
     March 31, 1996              16,696           7,309           4,243             658           3,381          32,287
- - -----------------------------   -------         -------         -------         -------         -------         -------
Balances, March 31, 1996        $35,081         $29,952         $ 3,171         $18,462         $ 3,652         $90,318
=============================   =======         =======         =======         =======         =======         =======
Cash used, six months ended
     March 31, 1996             $16,696         $ 4,761         $ 4,243         $   106         $ 3,024         $28,830
=============================   =======         =======         =======         =======         =======         =======


The provision for reduction of work force includes severance, related medical and other benefits, and obligations relating to an employment agreement with the former Chief Executive Officer. The provision includes termination benefits for approximately 500 employees, of which approximately three-fourths are based in the United States. Approximately two-thirds of the planned terminations are in sales, marketing and administrative functions, approximately 20 percent in engineering and development functions, and the balance is in manufacturing, service and support functions. The Company's plan anticipates terminations to be substantially completed during 1996.

The provision for facilities includes primarily lease payments, fixed costs and write-offs of related property, plant and equipment associated with plans to permanently exit sales, support and administrative operations in approximately fifteen leased facilities throughout the United States, Europe and Asia-Pacific geographic areas. The Company plans to vacate substantially all of these facilities during 1996 and the first quarter of 1997. Restructuring costs are expected to be incurred through 1999 as leases are either terminated early or expire.

The provision for discontinued costs related to exiting the maintenance and support obligations of a third party product, asset write-offs associated with discontinuing imaging solutions products, and asset write-offs and other costs associated with discontinuing product initiatives and programs. The Company intends to begin outsourcing the above maintenance and support obligations and to complete the other actions during 1996.

Of the approximately $32 million restructuring reserves utilized in 1996, approximately $6 million pertains to the 1996 second quarter provision. Of the total restructuring reserves remaining as of March 31, 1996, approximately $71 million is included in accrued liabilities, approximately $16 million is classified as a reduction of property, plant and equipment, and approximately $3 million is classified as a reduction of other assets.

6.  INCOME TAXES

The provision for income taxes for the three months and six months ended March 31, 1996 and 1995 arose principally from taxes currently payable in foreign jurisdictions.

7. CASH DIVIDENDS

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

8. COMMITMENTS AND CONTINGENCIES

The Company and three principal officers were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on July 19, 1995. The class action is purported to be on behalf of purchasers of the Company's Common Stock between March 8, 1995 and July 12, 1995. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5. Management believes that this complaint is without merit and that the outcome of the complaint will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

Two similar class action complaints were filed on November 2, 1995 and December 19, 1995, respectively. The plaintiffs in both of these cases voluntarily dismissed their complaints in January 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS

         The following tables summarize operating statistics for the second quarter and the first six months of fiscal 1996 and 1995. The first table shows the percentage relationship of revenue and expense items to total revenues, except cost of product and services which are shown in relation to product revenues and service revenues, respectively. The second table shows the percentage change in 1996 and 1995 from the comparable prior year periods.

The Company's fiscal year ends on September 30. References to 1996 and 1995 in this section represent the Company's fiscal years.

                            PERCENT OF TOTAL REVENUES
                      (Except cost of product and service)

                                         THREE MONTHS                SIX MONTHS
                                        ENDED MARCH 31,            ENDED MARCH 31,
                                        ---------------            ---------------

                                      1996         1995          1996          1995
                                        ---------------            ---------------

Product revenues                       79            79           79            81
Service and other revenues             21            21           21            19
- - ---------------------------------     ---           ---          ---           ---
TOTAL REVENUES                        100           100          100           100
- - ---------------------------------     ---           ---          ---           ---

Cost of product revenues               48            45           47            44
Cost of service and other revenues     74            70           74            69
- - ---------------------------------     ---           ---          ---           ---
Total cost of revenues                 54            50           53            48
Research and development               14            15           15            15
Marketing, general, and
   administrative                      31            32           33            32
Restructuring charge                    9           N/A            5           N/A
- - ---------------------------------     ---           ---          ---           ---
OPERATING INCOME (LOSS)                (8)            3           (6)            5
- - ---------------------------------     ---           ---          ---           ---
Gain on sale of subsidiaries
   and investments                    N/A             2            3             1
- - ---------------------------------     ---           ---          ---           ---
INCOME (LOSS) BEFORE INCOME TAXES      (8)            5           (3)            6
Provision for income taxes              1             1            1             1
- - ---------------------------------     ---           ---          ---           ---
NET INCOME (LOSS)                      (9)            4           (4)            5
=================================     ===           ===          ===           ===



N/A - Not applicable

                           PERCENT INCREASE (DECREASE)

                                           THREE MONTHS           SIX MONTHS
                                          ENDED MARCH 31,        ENDED MARCH 31,
                                          ---------------        ---------------
                                         1996        1995        1996        1995
                                          ---------------        ---------------

Product revenues                           11           4           1           8
Service and other revenues                 13          19          14          14
- - ---------------------------------         ---         ---         ---        ----
TOTAL REVENUES                             12           7           4           9
- - ---------------------------------         ---         ---         ---        ----
Cost of product revenues                   20          12           9          16
Cost of service and other revenues         19          37          23          18
- - ---------------------------------         ---         ---         ---        ----
Total cost of revenues                     19          18          13          16
Research and development                    -          22           5          18
Marketing, general, and
   administrative                           9          (5)         10          (7)
Restructuring charge                      N/M         N/A         N/M         N/A
- - ---------------------------------         ---         ---         ---        ----
OPERATING INCOME                          N/M         (47)        N/M          69
- - ---------------------------------         ---         ---         ---        ----
Gain on sale of subsidiaries
   and investments                        N/M         N/M         N/M         (62)
- - ---------------------------------         ---         ---         ---        ----
Net interest income                       (86)        308         (76)        223
- - ---------------------------------         ---         ---         ---        ----
INCOME BEFORE INCOME TAXES                N/M         (11)        N/M          17
Provision for income taxes                128          40          76          67
- - ---------------------------------         ---         ---         ---        ----
NET INCOME                                N/M         (16)        N/M          12
=================================         ===         ===         ===        ====

EARNINGS PER SHARE                        N/M         (22)        N/M           7
=================================         ===         ===         ===        ====


N/A - Not applicable                 N/M - Not meaningful


OPERATING RESULTS

REVENUES

         Total revenues of $576.2 million during the second quarter of 1996 increased $60 million, or 12 percent, compared to the second quarter of 1995. Product revenues of $456.1 million for the second quarter of 1996 increased $46 million, or 11 percent, over the same quarter of 1995. Service and other revenues for the second quarter of 1996 of $120.1 million increased $14 million or 13 percent over the second quarter of 1995. This revenue growth in the second quarter occurred principally in the United States. The growth was fueled by sales of high-end Himalaya servers, with successes in the decision support and finance marketplaces, as well as sales of networking products and UNIX(R) system-based servers. The increase in service and other revenues is primarily the result of increased consulting revenues. Hardware service revenues remained relatively flat.

Total revenues of $1.1 billion for the first six months of 1996 increased $38 million, or 4 percent, compared to the first six months of 1995. Product revenues of $856.8 million increased $10 million, or 1 percent, over the same period of 1995. Service and other revenues of $231.8 million increased $28 million or 14 percent over the same six-month period of 1995. The six month product revenue comparison was negatively affected by the relatively weak revenue performance in the first quarter of 1996. The first half of 1996 was characterized by increased networking sales, somewhat offset by reduced computer system sales across most product families, particularly in the United States.

Product Lines--The table below summarizes total revenue by product lines (which includes both product revenues and service and other revenues) and the percentage of total revenues each product line contributed for the indicated periods.


                              THREE MONTHS ENDED MARCH 31,                   SIX MONTHS ENDED MARCH 31,

(Dollars in millions)          1996                  1995                   1996                 1995
                        --------------------    ------------------      ------------------    -------------------
                           $             %        $            %          $            %         $            %
                        ---------  ---------    --------  --------      ---------  -------    ----------  -------

Computer systems           467.6         81       426.7        83          886.0       81         871.3       83
Networking                 108.6         19        89.2        17          202.6       19         179.2       17
                        ---------  ---------    --------  --------      ---------  -------    ----------  -------

Total revenues             576.2        100       515.9       100        1,088.6      100       1,050.5      100
                        =========  =========    ========  ========      =========  =======    ==========  =======


         Computer systems revenues increased $41 million, or 10 percent, in the second quarter of 1996 when compared to the second quarter of 1995. This increase was attributable to increased unit shipments of high-end Himalaya products (18 percent over the 1995 second quarter), UNIX system-based sales, and increased consulting revenues, partially offset by reduced revenues from the mid-range line of Himalaya servers. Computer systems revenues increased $15 million, or 2 percent, for the six-month period ended March 31, 1996, compared to the same 1995 period. The six month results were characterized by increased consulting revenues offset by reduced unit shipments of low-end and mid-range Himalaya servers and UNIX system-based products.

Networking revenues increased $19 million and $23 million, or 22 percent and 13 percent, respectively, in the second quarter and first six months of 1996 in comparison to the same 1995 periods. The increase in networking revenues is primarily a result of increased third party product sales and increased service and consulting revenues.

Geographic--The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenues contributed by geographic location for the indicated periods.


                                   THREE MONTHS ENDED MARCH 31,                   SIX MONTHS ENDED MARCH 31,
(Dollars in millions)             1996                     1995                   1996                     1995
                          -------------------     -------------------     -------------------     -------------------
                              $            %          $            %          $            %          $            %
                          ----------  -------     ----------  -------     ----------  -------     ----------  -------

United States                 295.1       51          243.6       47          533.5       49          523.9       50
Europe
  United Kingdom               38.5        7           46.1        9           81.0        7           87.7        8
  Germany                      25.6        4           18.8        4           49.5        5           42.0        4
  Other Europe                 75.9       13           71.3       13          140.6       13          143.2       14
                          ----------  -------     ----------  -------     ----------  -------     ----------  -------
        Total Europe          140.0       24          136.2       26          271.1       25          272.9       26

Japan                          88.6       15           80.0       16          166.9       15          148.9       14
Asia/Pacific                   27.2        5           33.8        7           68.0        6           61.3        6
Americas Division
  (excluding the U.S.)         25.3        5           22.3        4           49.1        5           43.5        4
                          ----------  -------     ----------  -------     ----------  -------     ----------  -------

Total revenues                576.2      100          515.9      100        1,088.6      100        1,050.5      100
                          ==========  =======     ==========  =======     ==========  =======     ==========  =======

         Revenues in the United States increased 21 percent during the second quarter of 1996 compared to the same 1995 period. The increase in U.S. revenues is attributable primarily to increased computer product revenues -- increased volume of unit shipments of the Company's high-end Himalaya products -- as well as increased networking revenues. U.S. revenues increased 2 percent during the first six months of 1996, compared to the prior year.

Revenues in Europe increased 3 percent during the second quarter of 1996 compared to the same 1995 period. This increase resulted primarily from increased shipments of UNIX system-based products and certain Himalaya products, and increased consulting revenues, partially offset by decreased shipments of mid-range Himalaya products. European revenues decreased 1 percent during the first six months of 1996, compared to the prior year.

In Japan, revenues increased 11 percent and 12 percent in the second quarter and first six months of 1996, respectively, compared to the same 1995 periods. The increase is primarily due to increased networking revenues, increased consulting revenues, and increased unit shipments of mid-range computer systems.

Asia/Pacific revenues decreased 20 percent during the second quarter of 1996 compared to the same 1995 period, primarily resulting from decreased unit shipments of high-end Himalaya products, offset somewhat by increased consulting revenues. Asia/Pacific revenues increased 11 percent during the first six months of 1996, compared to the prior year. The increase is primarily a result of a strong first quarter, with a high volume of high-end Himalaya product shipments.

Current quarter and year-to-date growth rates in the various geographic regions are not necessarily representative of future trends.

COST OF REVENUES

         During the second quarter and first six months of 1996, product margin percentages declined 3 percent to 52 percent and 53 percent, respectively, in comparison to the same 1995 periods. Computer system margins declined 2 percent to 56 percent and 57 percent, respectively, for the same comparative periods. Computer system margins were impacted by product mix and an increase in amortization of capitalized software, in comparison to the prior year. During the same comparative periods, networking margins declined 8 percent to 33 percent and 9 percent to 35 percent, respectively. Networking margins were negatively affected by an increased contribution to revenues from third party product sales and related service fees.

Management expects product margins to continue to decline during the remainder of 1996. However, product margins are difficult to predict, as they are affected by future competitive pricing actions, geographic revenue mix, product mix, and foreign currency fluctuations. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Margins on service and other revenues decreased to 26 percent in the second quarter and first six months of 1996 from 30 percent in the 1995 second quarter and 31 percent in the first six months of 1995. Service and other revenues margins have been declining gradually over the past few quarters due to increased salaries and benefits, increased consulting costs, and the increased contribution to services revenue from consulting services.

RESEARCH AND DEVELOPMENT EXPENSES

         The level of research and development (R&D) expenses reported for the second quarter of 1996 was consistent with that reported for the second quarter of 1995. However, certain elements of R&D expenses increased, such as salaries and benefits due to increased headcount and salary increases, spending on tooling and development material, and equipment depreciation. These increasing costs were offset by increased software capitalization, as many ongoing development projects reached technical feasibility during the second quarter of 1996. In comparing the first six month periods of 1996 and 1995, R&D costs increased $8 million or 5 percent. The increase in this six month comparison is attributable primarily to increased salaries and benefits due to increased headcount and salary increases and equipment depreciation. Management expects R&D spending to decline in the second half of the year, primarily due to restructuring actions initiated during the second quarter. However, the expected R&D spending pattern could be affected by delays or changes in product development schedules. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general, and administrative (MG&A) expenses in the second quarter and first six months of 1996 increased $14 million or 9 percent, and $32 million or 10 percent, respectively, compared to the same 1995 periods. The increase in MG&A expenses in 1996 is attributable primarily to increased commissions, software house fees and other costs that vary with revenues, and increased salaries and benefits resulting from headcount and salary increases. As part of the restructure actions discussed below, management has reviewed and is implementing actions to reduce fixed and discretionary elements of MG&A spending and expects expenses to decline as actions are taken. However, certain expenses, such as commissions and incentive compensation for sales and marketing staff, vary with revenues. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

RESTRUCTURE CHARGE

During the second quarter of 1996, the Company initiated a new restructuring program as a result of decisions by its new Chief Executive Officer (CEO) and management team to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. The restructuring actions result in a charge of $52 million and include reducing headcount, vacating leased facilities, and disposing of assets related to discontinuing certain product programs and other activities. Approximately $39 million of the charge will require cash expenditures.

Information relating to restructuring activity for the six months ended March 31, 1996 is presented below.



- - ---------------------------------------------------------------------------------------------------------------------
                                     Reduction of                   Internal    Discontinued
(In thousands)                        Work Force     Facilities     Systems      Activities     Other        Total
- - ---------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1995            $17,677       $28,661       $7,414         $ 9,820      $7,033       $70,605
Provision, three months ended
     March 31, 1996                      34,100         8,600           --           9,300          --        52,000
Utilized, six months ended
     March 31, 1996                      16,696         7,309        4,243             658       3,381        32,287
- - ---------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1996                $35,081       $29,952       $3,171         $18,462      $3,652       $90,318
=====================================================================================================================
Cash used, six months ended
     March 31, 1996                     $16,696       $ 4,761       $4,243         $   106      $3,024       $28,830
=====================================================================================================================


The provision for reduction of work force includes severance, related medical and other benefits, and obligations relating to an employment agreement with the former CEO. The provision includes termination benefits for approximately 500 employees, of which approximately three-fourths are based in the United States. Approximately two-thirds of the planned terminations are in sales, marketing and administrative functions, approximately 20 percent are in engineering and development functions, and the balance is in manufacturing, service and support functions. The Company's plan anticipates these terminations to be substantially completed during 1996.

The provision for facilities includes primarily lease payments, fixed costs and write-offs of related property, plant and equipment associated with plans to permanently exit sales, support and administrative operations in approximately fifteen leased facilities throughout the United States, Europe and Asia-Pacific geographic areas. The Company plans to vacate substantially all of these facilities during 1996 and the first quarter of 1997. Restructuring costs are expected to be incurred through 1999 as leases are either terminated early or expire.

The provision for discontinued activities includes costs related to exiting the maintenance and support obligations of a third party product, asset write-offs associated with discontinuing imaging solutions products, and asset write-offs and other costs associated with discontinuing product initiatives and programs. The Company intends to begin outsourcing the above maintenance and support obligations and to complete the other actions during 1996.

Of the approximately $32 million restructuring reserves utilized in 1996, approximately $6 million pertains to the 1996 second quarter provision. Of the total restructuring reserves remaining as of March 31, 1996, approximately $71 million is included in accrued liabilities, approximately $16 million is classified as a reduction of property, plant and equipment, and approximately $3 million is classified as a reduction of other assets.

IMPACT OF CURRENCY

         During the second quarter and first six months of 1996, in comparison to the second quarter and first six months of 1995, most currencies in Europe and Asia-Pacific strengthened against the U.S. The positive impact of translating revenues and operating results for these countries was somewhat offset by the unfavorable impact resulting from the U.S. dollar strengthening against the Japanese yen. In comparing 1996 to 1995 quarterly and six month operating results, the overall effect of currency movements, together with results from the Company's hedging program, was modestly positive.

NET INCOME AND EARNINGS PER SHARE

         For the periods ended March 31, 1996, the Company reported a net loss of $49.6 million, or $0.42 per share, for the quarter, and $47.6 million, or $0.41 per share, for the six-month period. These results included the $52 million restructuring charge discussed above. The six month results also included a $31 million non-operating gain from the sale of an investment in NetWorth, Inc. For the same periods ended March 31, 1995, the Company reported net income of $21.7 million, or $0.18 per share, and $56.9 million, or $0.48 per share, respectively. Net income for the 1995 periods included a non-operating gain of $8.7 million from the sale of an equity investee, LightStream Corporation.

The income tax provisions for the second quarters of 1996 and 1995 were $8 million and $4 million, respectively, arising principally from taxes currently payable in foreign jurisdictions. The Company expects to continue to report income for the remainder of 1996 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income.

FINANCIAL CONDITION

         During the first six months of 1996, cash and cash equivalents decreased by $27 million to $94 million. The Company generated $38 million positive cash flow from operations during the first six months of the year. Investing activities for the period consumed approximately $88 million, principally through the investment in capital equipment and software offset partially by proceeds from the sale of an investment in NetWorth, Inc. Financing activities provided approximately $25 million.

At March 31, 1996, $82 million of financing was available to the Company under its accounts receivable purchase agreement, including the balance outstanding at the end of the quarter of $10 million. The maximum amount outstanding under this agreement during the first six months of 1996 was $65 million. There were no amounts outstanding as of September 30, 1995. In March 1996 the Company renegotiated its accounts receivable purchase agreement, adjusting the maximum size of the eligible pool of accounts receivable to $100 million. The current agreement expires during the first quarter of 1997.

Including the amounts sold under the receivables purchase agreement, accounts receivable days were 81 days at March 31, 1996, compared to 77 days at September 30, 1995 and 84 days at March 31, 1995. Inventory days were 57 days at March 31, 1996, compared to 46 days at September 30, 1995 and 59 days at March 31, 1995.

At March 31, 1996, total debt of $159 million, including $131 million of nonrecourse borrowings against lease receivables, increased $16 million from September 30, 1995. Total debt as a percentage of total capital was approximately 13 percent as of March 31, 1996, compared to 11 percent as of September 30, 1995.

Cash used for restructuring actions during the first half of 1996 aggregated approximately $29 million and was funded by cash from operations. Cash requirements for restructuring action for the remainder of 1996 are expected to be approximately $45 million.

The Company's sources of working capital include cash generated from operations, amounts available under the accounts receivable purchase agreement, and other financing arrangements. Management believes that the financing sources available at March 31, 1996 can adequately meet Tandem's financing needs, both in the short and the long term.

As of March 31, 1996, the Company had approximately 8,300 full-time equivalent employees.

OUTLOOK AND RISKS

OVERVIEW

         During the first six months of 1996, the Company experienced significant changes in top management, including the appointment of a new CEO in early January. The new CEO, together with the management team, has been reviewing Tandem's business opportunities, strategic direction, and organization and cost structure. As a result of this review, new product strategies and a new organizational model have been developed; implementation is in process. Restructuring actions are also in progress, which are aimed at reducing the cost structure of the Company. The success of these actions and their impact on the Company's operations cannot be fully measured at this time.

OPERATING RESULTS

         The Company's future operating results and many of the forward looking statements contained in this document are dependent upon a number of factors, including the Company's ability to grow its traditional businesses, to expand successfully into new markets, to effectively manage resources, to successfully implement a new organizational model and to continue the Company's product migration to open platforms.

A key challenge to the Company's continued growth is selling increased unit volumes of computer systems and networking products at competitive prices, while concurrently controlling the cost structure of the Company. Increased volume shipments are dependent upon continued demand for existing products, timeliness to market with new products, identification of new competitive products, acceptance of new product introductions by the Company's existing customer base, as well as successful expansion into new markets, such as decision support, data warehousing, and electronic commerce.

The Company has embarked on a strategy of entering partnering relationships with major technology companies and has recently entered into strategic relationships with Compaq Computer Corporation and Microsoft Corporation. Future operating results may be affected by the Company's ability to implement this strategy and to manage the underlying alliance agreements and associated competitive risks. The Compaq agreement calls for joint development relating to the Company's ServerNet clustering technology and OEM distribution by Compaq of ServerNet products. The Microsoft relationship covers, among other things, porting of the Company's "middleware" software to the Windows NT operating system, the addition of the Company's clustering technology to Microsoft's clustering initiative and a patent cross license. These relationships represent a new way of doing business for the Company. The Company does not anticipate any immediate significant impact on the operating results of the Company from these relationships. The ultimate success of these projects and their contribution to the Company's operating results cannot be predicted or fully measured at this time.

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

FOREIGN OPERATIONS

         Although the Company's operating and pricing strategies and currency hedging practices take into account changes in foreign currency exchange rates over time, the Company's operating results can be affected by foreign currency exchange rates.





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

                                           TANDEM COMPUTERS INCORPORATED
                                                   (Registrant)

Date:  May 15, 1996               By:  /s/ DAVID J. RYNNE
                                     ------------------------------
                                       David J. Rynne
                                         Senior Vice President and
                                            Chief Financial Officer

Date:  May 15, 1996               By:  /s/ JOHN T. REECE
                                     ------------------------------
                                       John T. Reece
                                         Vice President and
                                            Corporate Controller

                                EXHIBIT INDEX

Exhibit 27      Financial Data Schedule