Form 10-Q
period 1996-06-30
TANDEM COMPUTERS INC /DE/
filed 1996-08-13
CIK 315180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

             Yes   X          No
                 ----            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class: Common Stock,                     Outstanding at August 8, 1996
                $.025 par value                   118,201,961 shares

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

         The results of operations for the three- and nine-month period ended June 30, 1996, are not necessarily indicative of results to be expected in the future.

                         [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


- -------------------------------------------------------------------------------------------------------------------
                                                            For the three months ended   For the nine months ended
                                                            --------------------------   --------------------------
                                                              June 30,       June 30,      June 30,       June 30,
(In thousands except per share amounts)                         1996           1995          1996           1995
- -------------------------------------------------------------------------------------------------------------------
REVENUES
Product revenues                                            $   372,208    $   399,009   $ 1,069,841    $ 1,103,666
Service and other revenues                                       93,570        100,142       286,857        270,061
- -------------------------------------------------------------------------------------------------------------------
Total revenues                                                  465,778        499,151     1,356,698      1,373,727
- -------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of product revenues                                        160,152        163,328       463,038        456,941
Cost of service and other revenues                               66,859         74,439       207,699        189,593
Research and development                                         69,348         71,866       210,751        204,700
Marketing, general, and
      administrative                                            139,184        151,328       447,770        434,040
Restructuring charge                                               --             --          52,000           --
- -------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                        435,543        460,961     1,381,258      1,285,274
- -------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                          30,235         38,190       (24,560)        88,453
Net interest income                                                  22          1,135           730          4,221
- -------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                           30,257         39,325       (23,830)        92,674
Provision for income taxes                                        6,919         11,324        21,757         19,349
- -------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         23,338         28,001       (45,587)        73,325
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                          (15,440)         2,843         5,894         14,430
- -------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $     7,898    $    30,844   $   (39,693)   $    87,755
===================================================================================================================


EARNINGS (LOSS) PER SHARE - CONTINUING OPERATIONS           $       .20    $       .24   $      (.39)   $       .62
EARNINGS (LOSS) PER SHARE - DISCONTINUED OPERATIONS                (.13)           .02           .05            .12
- -------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                                   $       .07    $       .26   $      (.34)   $       .74
===================================================================================================================
Weighted average shares
      outstanding                                               118,978        118,055       117,346        118,375
===================================================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- ------------------------------------------------------------------------------------------------
                                                                      June 30,     September 30,
(In thousands except per share amount)                                 1996            1995
- ------------------------------------------------------------------------------------------------

                                     ASSETS
- ------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and equivalents                                                $    73,950    $   121,230
Accounts receivable, net                                                420,076        539,993
Current portion of lease receivables                                     68,171         73,555
Inventories                                                             148,017        169,948
Prepaid expenses and other                                               49,162         65,759
Net assets of discontinued operations                                    95,984           --
- ------------------------------------------------------------------------------------------------
Total current assets                                                    855,360        970,485
- ------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT, at cost                               1,227,298      1,297,481
Accumulated depreciation and amortization                              (668,794)      (700,813)
- ------------------------------------------------------------------------------------------------
Net property, plant, and equipment                                      558,504        596,668
- ------------------------------------------------------------------------------------------------
LEASE RECEIVABLES                                                        85,513         86,173
- ------------------------------------------------------------------------------------------------
OTHER ASSETS                                                            225,343        203,368
- ------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 1,724,720    $ 1,856,694
================================================================================================

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                    $   120,434    $   195,793
Accrued liabilities                                                     380,203        409,520
Current maturities of long-term obligations                              79,199         65,123
- ------------------------------------------------------------------------------------------------
Total current liabilities                                               579,836        670,436
- ------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                    78,720         75,923
- ------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common stock $.025 par value, authorized
  400,000 shares, outstanding 120,987 shares at
  June 30 and 119,808 shares at September 30                              3,024          2,995
Additional paid-in capital                                              707,242        691,097
Retained earnings                                                       403,271        450,086
Accumulated translation adjustments                                       3,494         17,064
Treasury stock, at cost                                                 (50,867)       (50,907)
- ------------------------------------------------------------------------------------------------
Total stockholders' investment                                        1,066,164      1,110,335
- ------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 1,724,720    $ 1,856,694
================================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


- ------------------------------------------------------------------------------------
                                                           For the nine months ended
                                                           -------------------------
                                                              June 30,     June 30,
(In thousands)                                                  1996         1995
- ------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ (39,693)   $  87,755
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                              146,799      125,015
    Restructuring charge                                        52,000         --
    Gain on sale of subsidiaries and investments               (30,628)      (8,677)
    Loss on dispositions of property, plant,
       and equipment                                             1,585        1,473
    Changes in :
      Accounts receivable                                       50,513       18,215
      Inventories                                              (34,068)     (22,137)
      Lease receivables                                          5,708        2,026
      Non-debt current liabilities and other                   (87,448)     (90,337)
- ------------------------------------------------------------------------------------
Net cash provided by
  operating activities                                          64,768      113,333
- ------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant, and equipment                  (115,559)    (119,030)
Proceeds from dispositions of property, plant,
   and equipment                                                11,373        4,020
Sale of subsidiaries and investments,
    net of cash disposed                                        34,802       11,642
Increase in other assets                                       (67,507)     (37,981)
- ------------------------------------------------------------------------------------
Net cash used in investing activities                         (136,891)    (141,349)
- ------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                      88,100       44,957
Repayments                                                     (62,842)     (53,042)
Issuance of Common Stock under
   stock plans, including tax benefits                          10,514       40,550
Issuance of warrants                                             5,700         --
- ------------------------------------------------------------------------------------
Net cash provided by
  financing activities                                          41,472       32,465
- ------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash
  and equivalents                                               (5,462)       5,922
- ------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                (36,113)      10,371
Cash and equivalents at beginning of period                    121,230      124,042
Cash of discontinued operations at June 30, 1996               (11,167)        --
- ------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                        $  73,950    $ 134,413
====================================================================================

See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  EARNINGS(LOSS)  PER SHARE

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options, which have a dilutive effect when applying the treasury stock method. Loss per share is calculated using the weighted average number of common shares outstanding during the period.

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

- -------------------------------------------------------------------------------
                                               June 30,           September 30,
(In thousands)                                   1996                  1995
===============================================================================
Purchased parts and subassemblies              $ 85,345              $ 71,455
Work in process                                  13,593                29,097
Finished goods                                   49,079                69,396
- -------------------------------------------------------------------------------
Total                                          $148,017              $169,948
===============================================================================

3.  INVESTMENTS

During the quarter ended June 30, 1995, the Company realized $2.5 million in gains on available-for-sale securities. Realized gains on available-for-sale securities during the nine months ended June 30, 1996 and 1995 were $0.4 million and $4.5 million, respectively. Net adjustments to unrealized holding gains (losses) on available-for-sale securities for these periods were not significant.

4.  ACCOUNTS RECEIVABLE

At June 30, 1996, $91 million of financing was available to the Company under its accounts receivable purchase agreement, including the balance outstanding at the end of the quarter of $14 million. The maximum amount outstanding under this agreement during the third quarter and first nine months of 1996 was $37 million and $65 million, respectively. There were no amounts outstanding as of September 30, 1995.

In March 1996 the Company renegotiated its accounts receivable purchase agreement, adjusting the maximum size of the eligible pool of accounts receivable to $100 million. The current agreement expires during the first quarter of 1997.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  DISCONTINUED OPERATIONS

During June 1996, the Company adopted a plan to sell the Company's networking business. UB Networks, Inc. (UB Networks), a wholly-owned subsidiary of the Company, is a supplier of networking hardware and software products for shared and switched environments. The Company has engaged Lehman Brothers to assist in executing the sale. The Company does not anticipate a loss on the disposal of this business. The results for UB Networks for the three and nine month periods ended June 30, 1996 and 1995 have been segregated in the Consolidated Statements of Operations, and accounted for as a discontinued operation.

Revenues, results of operations and income taxes associated with the discontinued operation were as follows:

- ---------------------------------------------------------------------------------------------------
                                             For the three months ended   For the nine months ended
                                             --------------------------   -------------------------
                                              June 30,        June 30,       June 30,     June 30,
(In thousands)                                  1996            1995           1996         1995
- ---------------------------------------------------------------------------------------------------
Total revenues                               $  82,132       $  95,263      $ 279,852    $ 271,229
Operating income (loss)                      $ (15,430)      $   2,948      $ (24,518)   $   6,685
Income (loss) before income taxes            $ (15,359)      $   2,965      $   6,137    $  15,038
Income taxes                                 $      81       $     122      $     243    $     608
Income (loss) from discontinued operations   $ (15,440)      $   2,843      $   5,894    $  14,430
- ---------------------------------------------------------------------------------------------------

During the first quarter of 1996, Compaq Computer Corporation acquired, for cash, all of the outstanding shares of NetWorth Inc., an investment of UB Networks. UB Networks realized a non-operating gain of $30.6 million. During the second quarter of 1995, UB Networks realized a non-operating gain of $8.7 million from the sale of assets by one of its equity investments.

The components of net assets of discontinued operations included in the Consolidated Balance Sheet as of June 30, 1996 were as follows:

Cash and equivalents                                              $ 11,167
Accounts receivable, net                                            59,736
Inventories                                                         54,335
Prepaid expenses and other                                          12,871
Property, plant and equipment, at cost                              92,402
Accumulated depreciation and amortization                          (63,008)
Other assets                                                         2,622
Accounts payable                                                   (39,380)
Accrued liabilities                                                (34,416)
Long-term obligations                                                 (345)
- --------------------------------------------------------------------------
Net assets of discontinued operations                             $ 95,984
==========================================================================

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  RESTRUCTURING

During the second quarter of 1996, the Company initiated a restructuring program as a result of decisions by its new Chief Executive Officer and management team to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. The restructuring actions resulted in a second quarter charge of $52 million and include reducing headcount, vacating leased facilities, and disposing of assets related to discontinuing certain product programs and other activities. Approximately $39 million of the charge is estimated to require cash expenditures.

Information relating to restructuring activity for the nine months ended June 30, 1996 is presented below.

- ---------------------------------------------------------------------------------------------------------------
                                Reduction of                 Internal    Discontinued
 (In thousands)                  Work Force   Facilities     Systems      Activities       Other        Total
- ---------------------------------------------------------------------------------------------------------------
Balances, September 30, 1995     $ 17,677      $ 28,661      $  7,414      $  9,820      $  7,033      $ 70,605

Provision, nine months ended
     June 30, 1996                 34,100         8,600          --           9,300          --          52,000
Utilized, nine months ended
     June 30, 1996                (29,260)      (11,277)       (5,755)       (2,982)       (5,946)      (55,220)
- ---------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996          $ 22,517      $ 25,984      $  1,659      $ 16,138      $  1,087      $ 67,385
===============================================================================================================

Cash used, nine months ended
     June 30, 1996               $ 29,260      $  8,391      $  5,755      $    167      $  5,374      $ 48,947
===============================================================================================================

The provision for reduction of work force includes severance, related medical and other benefits, and obligations relating to an employment agreement with the former Chief Executive Officer. The provision includes termination benefits for approximately 500 employees, of which approximately three-fourths are based in the United States. Approximately two-thirds of the planned terminations are in sales, marketing and administrative functions, approximately 20 percent in engineering and development functions, and the balance is in manufacturing, service and support functions. The Company's plan anticipates these terminations to be substantially completed during 1996 and in early 1997.

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

Of the approximately $55 million restructuring reserves utilized in 1996, approximately $20 million pertains to the second quarter 1996 provision. Of the total restructuring reserves remaining as of June 30, 1996, approximately $50 million is included in accrued liabilities, approximately $16 million is classified as a reduction of property, plant and equipment, and approximately $1 million is classified as a reduction of other assets.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   LONG-TERM OBLIGATIONS

During the quarter ended June 30, 1996, the Company borrowed $8.4 million, at an interest rate of 6.8 percent. The loan matures in March 1997, but is renewable annually at the consent of both parties. This loan is secured by an underlying note receivable of the Company. The note receivable of $8.4 million, with an interest rate of 7.5 percent, is due in November 1998. The note receivable is included in other assets and the loan is included in current maturities of long-term obligations in the Consolidated Balance Sheet. The loan is included in the Company's total borrowings as shown in the Consolidated Statement of Cash Flows.

8.   INCOME TAXES

The provision for income taxes for the three months and nine months ended June 30, 1996 and 1995 arose principally from taxes currently payable in foreign jurisdictions.

9.   CASH DIVIDENDS

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

10.   COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         During June 1996, the Company adopted a plan to sell the Company's networking business, UB Networks, Inc. (UB Networks). UB Networks, a wholly-owned subsidiary of the Company, is a supplier of networking hardware and software products for shared and switched environments. The Company has engaged Lehman Brothers to assist in executing the sale. The Company's Consolidated Statements of Operations have been restated, for all periods presented, to reflect UB Networks as a discontinued operation.

The discussion of operating results and financial tables that follow pertain to the Company's continuing operations, the computer systems business. Discontinued operations are discussed separately.

SELECTED OPERATING STATISTICS

         The following tables summarize operating statistics for the third quarter and the first nine months of fiscal 1996 and 1995. The first table shows the percentage relationship of revenue and expense items to total revenues, except cost of product and services which are shown in relation to product revenues and service revenues, respectively. The second table shows the percentage change in 1996 and 1995 from the comparable prior year periods.

The Company's fiscal year ends on September 30. References to 1996 and 1995 in this section represent the Company's fiscal years.

                            PERCENT OF TOTAL REVENUES
                      (Except cost of product and service)

                                                   THREE MONTHS                     NINE MONTHS
                                                  ENDED JUNE 30,                   ENDED JUNE 30,
                                               --------------------             --------------------
                                                 1996        1995                 1996        1995
                                               --------------------             --------------------
Product revenues                                   80         80                    79         80
Service and other revenues                         20         20                    21         20
- ----------------------------------------------------------------------------------------------------
TOTAL REVENUES                                    100        100                   100        100
- ----------------------------------------------------------------------------------------------------
Cost of product revenues                           43         41                    43         41
Cost of service and other revenues                 71         74                    72         70
- ----------------------------------------------------------------------------------------------------
Total cost of revenues                             49         48                    49         47
Research and development                           15         14                    16         15
Marketing, general, and
   administrative                                  30         30                    33         32
Restructuring charge                              N/A        N/A                     4        N/A
- ----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                             6          8                    (2)         6
Net interest income                                --         --                    --          1
- ----------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                             6          8                    (2)         7
Provision for income taxes                          1          2                     1          2
- ----------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS            5          6                    (3)         5
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                             (3)        --                    --          1
- ----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   2          6                    (3)         6
====================================================================================================

N/A - Not applicable

                                        PERCENT INCREASE (DECREASE)

                                                  THREE MONTHS                         NINE MONTHS
                                                 ENDED JUNE 30,                       ENDED JUNE 30,
                                         --------------------------------     -------------------------------
                                              1996            1995                 1996           1995
                                         --------------------------------     -------------------------------
Product revenues                               (7)             10                   (3)             12
Service and other revenues                     (7)              8                    6              10
- -------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                 (7)             10                   (1)             12
- -------------------------------------------------------------------------------------------------------------
Cost of product revenues                       (2)             26                    1              26
Cost of service and other revenues            (10)             17                   10              15
- -------------------------------------------------------------------------------------------------------------
Total cost of revenues                         (5)             23                    4              23
Research and development                       (4)             24                    3              21
Marketing, general, and
   administrative                              (8)             (5)                   3              (6)
Restructuring charge                           N/A            N/A                   N/M            N/A
- -------------------------------------------------------------------------------------------------------------
OPERATING INCOME                              (21)            (13)                  N/M             26
- -------------------------------------------------------------------------------------------------------------
Net interest income                           (98)             28                   (83)            59
- -------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                        (23)            (12)                  N/M             (3)
Provision for income taxes                    (39)            338                    12            156
- -------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS      (17)            (34)                  N/M            (17)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                        N/M             (55)                  (59)            30
- -------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                             (74)            (36)                  N/M            (12)
=============================================================================================================

EARNINGS (LOSS) PER SHARE                     (73)            (40)                  N/M            (16)
=============================================================================================================

N/A - Not applicable                 N/M - Not meaningful


OPERATING RESULTS

REVENUES

         Total revenues of $465.8 million during the third quarter of 1996 decreased $33.4 million, or 7 percent, compared to the third quarter of 1995.

Product revenues of $372.2 million for the third quarter of 1996 decreased $26.8 million, or 7 percent, from the same quarter of 1995. The decline in product revenues is attributable to reduced unit shipments of Himalaya products (approximately 28 percent from the 1995 third quarter, based on the number of processors shipped excluding workstations and personal computers) and the negative impact of changes in European and Japanese currencies from a year ago. This decline is partially offset by higher revenue per processor shipped in the third quarter of 1996, than in the third quarter of 1995. The later half of 1995 was characterized by a high volume of processor only trade-in activity.

Service and other revenues for the third quarter of 1996 of $93.6 million decreased $6.6 million, also 7 percent, from the third quarter of 1995. The decrease in service and other revenues is primarily the result of reduced consulting revenues; however, hardware service revenues were also down slightly.

Total revenues of $1.4 billion for the first nine months of 1996 decreased $17.0 million, or 1 percent, compared to the first nine months of 1995. Product revenues of $1.1 billion decreased $33.8 million, or 3 percent, from the same period of 1995. The decline in product revenues is attributable to reduced unit shipments of Himalaya products (approximately 15 percent in the nine month comparison) and the negative impact of changes in the Japanese currency from a year ago, offset somewhat by increases in software related revenues and improved revenue per processor shipped. Service and other revenues of $286.9 million increased $16.8 million, or 6 percent, over the same nine-month period of 1995. Growth in service and other revenues were primarily attributable to increased consulting revenues. Hardware service revenues were relatively flat in the nine month comparison.

Geographic--The table below summarizes revenues derived from Tandem's domestic and international operations and the percentage of revenues contributed by geographic location for the indicated periods.

                                  THREE MONTHS ENDED JUNE 30,                    NINE MONTHS ENDED JUNE 30,
(Dollars in millions)             1996                   1995                    1996                   1995
                          -------------------     -------------------     -------------------    --------------------
                              $            %          $           %          $           %           $           %
                          ----------  -------     ----------  -------     ----------  -------    ----------   -------

United States                 219.7       47          235.5       47          630.3       46          651.3       47
Europe
  United Kingdom               35.5        8           40.7        8          105.2        8          118.9        9
  Germany                      27.0        6           30.0        6           76.3        6           72.1        5
  Other Europe                 66.7       14           67.1       14          191.8       14          189.8       14
                          ----------  -------     ----------  -------     ----------  -------     ----------  -------
        Total Europe          129.2       28          137.8       28          373.3       28          380.8       28

Japan                          66.8       14           77.4       16          196.5       14          199.9       15
Asia/Pacific                   28.8        6           26.3        5           91.9        7           80.9        6
Americas Division
  (excluding the U.S.)         21.3        5           22.2        4           64.7        5           60.8        4
                          ----------  -------     ----------  -------     ----------  -------     ----------  -------

Total revenues                465.8      100          499.2      100        1,356.7      100        1,373.7      100
                          ==========  =======     ==========  =======     ==========  =======     ==========  =======

         Revenues in the United States decreased 7 percent and 3 percent, respectively, in the three and nine month periods ended June 30, 1996, in comparison to the same 1995 periods. Reduced unit shipments of Himalaya servers and reduced revenues from the UNIX system-based products were modestly offset by increased software related revenues.

Revenues in Europe decreased 6 percent and 2 percent, respectively, during the third quarter and first nine months of 1996, compared to the same 1995 periods. This decrease resulted primarily from decreased unit shipments of most product families and the negative impact of changes in currency between the periods.

In Japan, revenues decreased 14 percent and 2 percent, respectively, in the three and nine month periods ended June 30, 1996, in comparison to the same 1995 periods. The decrease is due to the impact of currency movements between the two periods, offset partially by increased sales of the mid-range line of Himalaya servers and the UNIX system-based products.

Asia/Pacific revenues increased 10 percent during the third quarter of 1996 compared to the same 1995 period, primarily resulting from increased consulting revenues and the favorable impact of changes in currency, offset by reduced unit shipments of computer systems. Asia/Pacific revenues increased 14 percent during the first nine months of 1996, compared to the prior year. The increase is primarily the result of a high volume of high-end Himalaya product shipments in the first quarter of 1996.

Current quarter and year-to-date growth rates in the various geographic regions are not necessarily representative of future trends.

COST OF REVENUES

         During the third quarter and first nine months of 1996, product margin percentages declined 2 percent to 57 percent, in comparison to the same 1995 periods. Computer system margins were impacted by increases in third party royalty payments, increases in amortization of capitalized software, and changes in product mix.

Management expects product margins to decline further during the fourth quarter of 1996. However, product margins are difficult to predict, as they are affected by future competitive pricing actions, geographic revenue mix, product mix, and changes in foreign currency. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Margins on service and other revenues were 29 percent in the 1996 third quarter and 28 percent in the first nine months of 1996, compared to 26 percent in the 1995 third quarter and 30 percent in the first nine months of 1995. The improved margins over the 1995 third quarter are mainly attributable to improved profitability in the Company's consulting activities, offset somewhat by increased costs in the hardware servicing business. The decline in the nine month comparison is reflective of the increase in salaries and benefits and the increase in the proportion of consulting revenue to total service and other revenues that has occurred over the past year.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses of $69.3 million for the third quarter of 1996 decreased $2.5 million, or 4 percent, compared to the same 1995 quarter. Research and development (R&D) expenses of $210.8 million for the first nine months of 1996 increased $6.1 million, or 3 percent, compared to 1995 spending. In the quarterly comparison, increases in salaries and benefits and equipment depreciation were more than offset by higher levels of software capitalization and external funding received for joint development projects. The increase in the nine month comparison is attributable primarily to increased salaries and benefits and equipment depreciation. Management expects R&D spending to decline slightly in the fourth quarter. However, the expected R&D spending pattern could be affected by delays or changes in product development schedules and by changes in external funding. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general, and administrative (MG&A) expenses of $139.2 million in the third quarter of 1996 decreased $12.1 million, or 8 percent, in comparison to the third quarter of 1995. The decline in MG&A expenses is attributable mainly to restructuring actions initiated in the prior quarter which reduced sales and marketing headcount and to strict management of certain variable costs, such as travel and entertainment expenses and promotional events. MG&A expenses for the first nine months of 1996 increased $13.7 million, or 3 percent, to $447.8 million. The increase in MG&A expenses in the 1996 nine month period is attributable to increased commissions, software house fees, and salaries and benefits. Management expects MG&A expenses to increase in the fourth quarter, but not as a percentage of revenues. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

RESTRUCTURE CHARGE

         During the second quarter of 1996, the Company initiated a restructuring program as a result of decisions by its new Chief Executive Officer (CEO) and management team to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. The restructuring actions resulted in a second quarter charge of $52 million and included reducing headcount, vacating leased facilities, and disposing of assets related to discontinuing certain product programs and other activities. Approximately $39 million of the charge is estimated to require cash expenditures.

Information relating to restructuring activity for the nine months ended June 30, 1996 is presented below.

- ---------------------------------------------------------------------------------------------------------------------
                                   Reduction of                   Internal    Discontinued
(In thousands)                       Work Force    Facilities      Systems      Activities       Other         Total
- ---------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1995            $17,677       $28,661       $7,414         $ 9,820      $7,033       $70,605

Provision, three months ended
     March 31, 1996                      34,100         8,600           --           9,300          --        52,000
Utilized, nine months ended
     June 30, 1996                      (29,260)      (11,277)      (5,755)         (2,982)     (5,946)      (55,220)

- ---------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1996                 $22,517       $25,984       $1,659         $16,138      $1,087       $67,385
=====================================================================================================================

Cash used, nine months ended
     June 30, 1996                      $29,260        $8,391       $5,755            $167      $5,374       $48,947
=====================================================================================================================

         The provision for reduction of work force includes severance, related medical and other benefits, and obligations relating to an employment agreement with the former CEO. The provision includes termination benefits for approximately 500 employees, of which approximately three-fourths are based in the United States. Approximately two-thirds of the planned terminations are in sales, marketing and administrative functions, approximately 20 percent are in engineering and development functions, and the balance is in manufacturing, service and support functions. The Company's plan anticipates these terminations to be substantially completed during 1996 and early 1997.

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

Of the approximately $55 million restructuring reserves utilized in 1996, approximately $20 million pertains to the 1996 second quarter provision. Of the total restructuring reserves remaining as of June 30, 1996, approximately $50 million is included in accrued liabilities, approximately $16 million is classified as a reduction of property, plant and equipment, and approximately $1 million is classified as a reduction of other assets.

IMPACT OF CURRENCY

         During the third quarter of 1996, in comparison to the third quarter of 1995, most currencies in Europe and Japan weakened against the U.S. dollar. Consequently, the translation of revenues and operating results had a negative impact on the consolidated results of the Company. Giving effect for the results of the Company's hedging program, management estimates that foreign exchange rate movements contributed to approximately 75% of the reduction in operating income between the two quarterly periods. In comparing the nine month periods ended June 30, 1996 and 1995, the effect of foreign exchange rate movements on changes in operating income was insignificant.

EARNINGS FROM CONTINUING OPERATIONS

         For the three month period ended June 30, 1996, the Company reported income from continuing operations of $23.3 million, or $0.20 per share. For the nine month period ended June 30, 1996, the Company reported a loss from continuing operations of $45.6 million, or $0.39 per share. The results for the nine month period included the $52 million restructuring charge discussed above. For the same periods ended June 30, 1995, the Company reported income from continuing operations of $28.0 million, or $0.24 per share, and $73.3 million, or $0.62 per share, respectively.

The income tax provisions for the third quarters of 1996 and 1995 were $6.9 million and $11.3 million, respectively, arising principally from taxes currently payable in foreign jurisdictions. The Company expects to continue to report income for the remainder of

1996 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income.

EARNINGS FROM DISCONTINUED OPERATIONS

         During June 1996, the Company adopted a plan to sell the Company's networking business, UB Networks, Inc. (UB Networks). UB Networks, a wholly-owned subsidiary of the Company, is a supplier of networking hardware and software products for shared and switched environments. The Company has engaged Lehman Brothers to assist in executing the sale. The Company does not anticipate a loss on the disposal of this business.

Revenues and results of operations associated with the discontinued operation were as follows:


- -------------------------------------------------------------------------------------------------------------
                                                For the three months ended        For the nine months ended
                                             --------------------------------   -----------------------------
                                                   June 30,       June 30,          June 30,      June 30,
(In thousands)                                      1996           1995               1996          1995
- -------------------------------------------------------------------------------------------------------------
Total revenues                                    $ 82,132      $95,263             $279,852      $271,229
Operating income (loss)                           $(15,430)     $ 2,948             $(24,518)     $  6,685
Income (loss) from discontinued                   $(15,440)     $ 2,843             $  5,894      $ 14,430
operations
Earning (loss) per share                          $  (0.13)     $  0.02             $   0.05      $   0.12

- -------------------------------------------------------------------------------------------------------------

During the first quarter of 1996, Compaq Computer Corporation acquired, for cash, all of the outstanding shares of NetWorth Inc., an investment of UB Networks. UB Networks realized a non-operating gain of $30.6 million on the transaction. During the second quarter of 1995, UB Networks realized a non-operating gain of $8.7 million from the sale of assets by one of its equity investments.

         Networking revenues decreased $13.1 million, or 14 percent, in the third quarter of 1996, compared to the third quarter of 1995. Sales of newer products were not sufficient to offset the decline in sales of the more mature products. Networking margins declined to 29 percent and 32 percent, respectively, in the three and nine month periods ended June 30, 1996, compared to 40 percent and 42 percent in the same 1995 periods. Networking margins were negatively affected by lower sales of proprietary ethernet switching enclosures and related peripheral products, and an increased proportion of revenues from third party product sales and related service fees. Research and development expenses of $9.6 million and $29.3 million, respectively, in the three and nine months ended June 30, 1996, decreased 4 percent of the same 1995 periods. MG&A expenses of $29.4 million and $85.5 million, respectively, in the third quarter and first nine months of 1996 increased 15 percent and 13 percent, respectively, over the same 1995 periods. The increase in MG&A expenses is due to international geographic expansion, an increase in the number of sales representatives and associated travel costs, and increased marketing and advertising.

FINANCIAL CONDITION

         During the first nine months of 1996, cash and cash equivalents decreased by $47 million to $74 million. The Company generated $65 million positive cash flow from operations during the first nine months of the year. Investing activities for the period consumed approximately $137 million, principally through the investment in capital equipment and software offset partially by proceeds from the sale of an investment in NetWorth, Inc. Financing activities provided approximately $41 million.

At June 30, 1996, $91 million of financing was available to the Company under its accounts receivable purchase agreement, including the balance outstanding at the end of the quarter of $14 million. The maximum amount outstanding under this agreement during the first nine months of 1996 was $65 million. There were no amounts outstanding as of September 30, 1995. In March 1996 the Company renegotiated its accounts receivable purchase agreement, adjusting the maximum size of the eligible pool of accounts receivable to $100 million. The current agreement expires during the first quarter of 1997. Management is currently negotiating to replace this agreement with a new credit facility with similar terms and conditions.

Including the amounts sold under the receivables purchase agreement, accounts receivable days were 85 days at June 30, 1996, compared to 78 days at September 30, 1995 and 82 days at June 30, 1995. Inventory days were 60 days at June 30, 1996, compared to 42 days at September 30, 1995 and 55 days at June 30, 1995.

Total debt of $165 million at June 30, 1996, including $129 million of nonrecourse borrowings against lease receivables, increased $23 million from September 30, 1995. Total debt as a percentage of total capital was approximately 13 percent as of June 30, 1996, compared to 11 percent as of September 30, 1995. During the quarter ended June 30, 1996, the Company borrowed $8.4 million, at an interest rate of 6.8 percent. The loan matures in March 1997, but is renewable annually with the consent of both parties. This loan is secured by an underlying note receivable of the Company. The note receivable of $8.4 million, with an interest rate of 7.5 percent, is due in November 1998.

Cash used for restructuring actions during the first nine months of 1996 aggregated approximately $49 million and was funded by cash from operations. Cash requirements for restructuring action for the remainder of 1996 are expected to be approximately $20 million.

The Company's sources of working capital include cash generated from operations, amounts available under the accounts receivable purchase agreement, certain uncommitted, unsecured credit lines and other financing arrangements available to the Company. Management believes that the financing sources available at June 30, 1996 can adequately meet Tandem's financing needs, both in the short and the long term.

As of June 30, 1996, the Company had approximately 8,000 full-time equivalent employees, including approximately 1,100 full-time equivalent employees employed by UB Networks.

OUTLOOK AND RISKS

OVERVIEW

         Since the end of the prior fiscal year, the Company has experienced significant changes in top management, including the appointment of a new CEO in early January. The new CEO, together with the management team, has been reviewing Tandem's business opportunities, strategic direction, and organization and cost structure. As a result of this review, new product strategies and a new organizational model have been developed; implementation is in process. Restructuring actions are also in progress, which are aimed at reducing the cost structure of the Company. The success of these actions and their impact on the Company's operations cannot be fully measured at this time.

As previously discussed, the Company has adopted a plan to sell UB Networks. There can be no assurances that the sale of UB Networks will be completed within management's plans.

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

A key challenge to the Company's continued growth is selling increased unit volumes of computer systems at competitive prices, while concurrently controlling the cost structure of the Company. Increased volume shipments are dependent upon continued demand for existing products, timeliness to market with new products, identification of new competitive products, acceptance of new product introductions by the Company's existing customer base, as well as successful expansion into new markets, such as decision support, data warehousing, and electronic commerce.

The Company has embarked on a strategy of entering partnering relationships with major technology companies and has entered into strategic relationships with companies such as Compaq Computer Corporation and Microsoft Corporation. Future operating results may be affected by the Company's ability to implement this strategy and to manage the underlying alliance agreements and associated competitive risks. The Compaq agreement calls for joint development relating to the Company's ServerNet clustering technology and OEM distribution by Compaq of ServerNet products. The Microsoft relationship covers, among other things, porting of the Company's "middleware" software to the Windows NT operating system, the addition of the Company's clustering technology to Microsoft's clustering initiative and a patent cross license. These relationships represent a new way of doing business for the Company. The Company does not anticipate any immediate significant impact on the operating results of the Company from these relationships. The ultimate success of these projects and their contribution to the Company's operating results cannot be predicted or fully measured at this time.

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



Tandem, Himalaya, and ServerNet are trademarks of the Tandem Computers Incorporated. UB Networks, is a trademark of Ungermann-Bass Networks, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Limited. All other brand and product names are trademarks or registered trademarks of their respective companies.

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

                                         TANDEM COMPUTERS INCORPORATED
                                                   (Registrant)

Date: August 14, 1996                       By:       DAVID J. RYNNE
                                               ---------------------
                                                     David J. Rynne
                                                     Senior Vice President and
                                                     Chief Financial Officer

Date: August 14, 1996                       By:       JOHN T. REECE
                                               --------------------
                                                     John T. Reece
                                                     Vice President and
                                                     Corporate Controller