Form 10-K405
period 1996-09-30
TANDEM COMPUTERS INC /DE/
filed 1996-12-23
CIK 315180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
---------------------------------------------  ---------------------------------------------
     COMMON STOCK, $.025 PAR VALUE, AND                  NEW YORK STOCK EXCHANGE,
         RIGHTS TO PURCHASE SERIES A                      MIDWEST STOCK EXCHANGE,
        PARTICIPATING PREFERRED STOCK                     PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of December 2, 1996: $1,624,023,884.

     The number of shares of Common Stock outstanding as of December 2, 1996:
118,667,378.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) The Registrant is incorporating by reference into Parts II (Items 5, 6, 7 and 8) and IV (Item 14) of this Form 10-K certain portions of the Registrant's 1996 Annual Report to Stockholders.

(2) The Registrant is incorporating by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K certain portions of the Registrant's definitive Proxy Statement dated December 10, 1996, for the 1997 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Tandem Computers Incorporated (Tandem(R) or the Company), a Delaware corporation founded in 1974, provides its customers with reliable, scalable computer systems and client/server solutions. Tandem designs, develops, manufactures, markets, and supports a full range of computer systems, software and services, ranging from the workgroup to the data center, to deliver complete customer solutions. The Company's product offerings during fiscal 1996 included the NonStop(R) Himalaya(R) K-series of parallel processing servers and the UNIX(R) System V, Release 4 (SVR4)-based Integrity(R) line of servers. In October 1996 the Company expanded its product offering with the announcement of the Himalaya S-series and the Microsoft(R) Windows NT(R) Server-based line of symmetric multiprocessing servers.

     Tandem leverages its fundamental strengths in three major application areas: commercial online transaction processing (OLTP), decision support, and electronic commerce. With the advent of the internet and growing corporate intranets, the Company believes OLTP will be expanded in the future to include internet transaction processing (iTP(TM)). The Company believes that it is well positioned to provide the computing solutions to meet the demand for reliability and scalability in these internet transaction processing computing infrastructures.

     In 1996 the Company reorganized into product line business units, including Parallel Systems Group, Communications Platforms, ServerWare(TM), ServerNet(TM), and Atalla.

PARALLEL SYSTEMS -- HIMALAYA AND WINDOWS NT SERVER-BASED SYSTEMS

     NonStop Himalaya servers, together with the Tandem NonStop Kernel operating system, deliver data integrity, linear scalability, distributed processing, and distributed data capability. The parallel architecture of NonStop servers means processors work in parallel so multiple units of work can be processed reliably and simultaneously. All NonStop servers allow substantial linear expansion of processing power within a single system through the addition of processors. This enables the user to expand the system's transaction processing capacity without sacrificing the initial investment in hardware and software.

     Himalaya servers are based on reduced instruction-set computing (RISC) technology. Himalaya servers connect to a wide range of client platforms and operating systems, including Microsoft Windows(R), MS-DOS(R), OS/2, SCO UNIX, SunOS, HP-UX, Microsoft Windows NT, and Apple System 7 operating systems. NonStop Himalaya servers also support a wide range of open database gateways and open networking

---------------

     All references to years throughout Parts I, II, and IV represent the Company's fiscal years ended September 30, unless otherwise indicated.

     Tandem, Atalla, Himalaya, Integrity, iTP, NonStop, ServerNet, ServerWare, and the Tandem logo are trademarks or registered trademarks of Tandem Computers Incorporated in the United States and/or other countries. Microsoft, MS-DOS, Windows, and Windows NT are either registered trademarks or trademarks of Microsoft corporation in the United States and/or other countries. UB Networks, GeoLAN, GeoRim/E, GeoStax, and GeoSwitch are trademarks of Ungermann-Bass Networks, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. X/Open is a registered trademark, and the X device is a trademark, of X/Open Company Ltd. TUXEDO is a registered trademark of Novell, Inc., exclusively licensed to BEA Systems, Inc. MIPS is a registered trademark of MIPS Technologies, Inc., a wholly owned subsidiary of Silicon Graphics, Inc. Java is a trademark of Sun MicroSystems, Inc. All other brand and product names are trademarks or registered trademarks of their respective companies.

     "System Area Network" and the acronym "SAN" are being used by Tandem as generic descriptive terms and neither are intended to be interpreted as trademarks of Tandem. Third parties are encouraged to use these terms as they are generic and descriptive.

standards, including TCP/IP, NetBIOS, RSC, ODBC, AppleTalk, SNA, and OSI. In addition, NonStop Himalaya servers support portability requirements through their Open System Services.

     In October 1996 the Company announced its S-series servers -- ServerNet(TM) technology-enabled NonStop Himalaya servers and Windows NT Server-based systems.

     The S-series Himalaya servers use ServerNet technology to provide direct, high-speed interconnections between system components -- processors, input/output (I/O) devices, and storage. The S-series Himalaya servers scale to massive levels of I/O bandwidth, processing power, and storage. The S-series Himalaya servers are designed to meet the high-bandwidth requirements of the media-rich, megadata-intensive transactions that are anticipated in the future over corporate intranets and the internet, as well as data warehousing and decision support applications.

     Based on the Intel Pentium Pro microprocessor, Tandem's S-series Windows NT Server-based systems are designed to extend Tandem's strengths into the market for commodity-based servers that support enterprise-wide business-critical applications. These servers incorporate industry-standard symmetric multiprocessing (SMP) technology, scale from one to four processors, and are available in both deskside tower and data center rack-mounted configurations. In 1997, using optional software and either Ethernet or Tandem ServerNet technology, customers can expect to connect these servers together into highly reliable server clusters for improved application availability and scalability.

     Tandem's S-series Windows NT Server-based systems are certified compatible with the Microsoft Windows NT Server operating system, versions 3.51 and 4.0, ensuring compatibility with numerous existing applications developed for the Windows NT Server operating system, plus an extensive selection of development tools and middleware. In addition, the S-series Windows NT Server-based systems will fully support the Microsoft clustering environment when it becomes available in early 1997.

     Tandem's parallel servers are tailored for business-critical applications in the finance, telecommunications, and retail industries, addressing transaction processing, interactive customer service, decision support, and electronic commerce.

COMMUNICATIONS PLATFORMS -- INTEGRITY SERVERS

     The RISC-based Integrity servers are designed to extend Tandem's strengths, particularly reliability and scalability, to the market for UNIX systems. Integrity servers can detect, isolate, and recover from component failures without the operating system or applications being affected. During 1996 Tandem began shipping the Integrity S4000 server. The S4000 employs the ServerNet architecture as the system area network for scalable I/O bandwidth.

     Integrity servers conform to the System V Interface Definition (SVID), the IEEE POSIX standards, the X/Open(R) Portability Guide Base Profile, and the MIPS(R) ABI standard. Accordingly, numerous, existing applications based on the UNIX operating system are available to users of Integrity servers. Integrity servers also support application development tools and databases from a variety of independent software vendors, as well as a variety of open middleware from suppliers such as Oracle Corporation and Informix.

     Tandem markets its Integrity servers to both telecommunications equipment and telecommunications service providers. Within the Communications Platforms business unit, Tandem Telecom Network Systems provides home location register solutions for the wireless industry, authentication service management systems, customer wireless applications, and telecommunications hardware and software for "off-switch" service control solutions. The Electronic Commerce division markets internet transaction processing solutions, including call center, intranet servicers, and messaging, to internet service providers and communications companies.

SERVERNET(TM) ARCHITECTURE

     Designed to provide reliable, scalable communications between processors and peripherals, the ServerNet technology, or system area network (SAN), provides a core interconnect architecture for clustering -- a chip-level I/O subsystem allowing components to interconnect without mandatory processor intervention. ServerNet technology uses multiple high-speed, low-cost routers to switch data rapidly and directly between multiple data sources and destinations, including processors, storage, and communications devices. By providing the intelligent switching that previously could be supplied only by a processor, ServerNet architecture eliminates the need for a processor in every data path. With the ServerNet switch controlling the data path, data can flow directly from processor to processor, from processor to device, from device to processor, and from device to device.

     ServerNet technology provides the architecture for Tandem's most recent generation of NonStop Himalaya servers, Windows NT Server-based systems, and Integrity servers. The Company also licenses the technology and sells interconnect hardware and software on commodity boards to other leading hardware vendors for inclusion in their products.

SERVERWARE(TM) SOFTWARE

     Tandem's ServerWare software, originally developed on the Company's NonStop Himalaya platform, is middleware that provides a robust, scalable infrastructure for business-critical applications. ServerWare software is intended to run on any vendor's Intel based Windows NT Server hardware, as well as on Tandem's Himalaya and Windows NT Server-based platforms. ServerWare software solutions are well suited to the high-performance, high-availability capabilities of clustered systems, while providing the ease of management associated with a single system.

     ServerWare products comprise ServerWare database, a relational database system derived from Tandem's NonStop SQL/MP product; transaction APIs that are compatible with the TUXEDO(R) product from BEA Systems, Inc.; a new initiative called TPObjects which will enable object-oriented transaction processing with Java(TM); and the Information Matrix, a messaging infrastructure for rapid and reliable delivery of high volumes of transactions.

ATALLA

     Atalla provides robust hardware-based encryption technology for financial institutions and retail merchants. Atalla designs, manufactures, and supports online transaction automation systems for financial, retail, and other business applications. Atalla's products include security processors for the internet and other networks; point-of-sale, point-of-entry, credit/debit payment terminals, check readers, and customer authorization PIN selection terminals that secure enrollment products for banks, retailers, and state electronic bank transfers.

PERIPHERALS

     For complete solutions, the Company offers high-quality, industry-standard peripherals -- including high-performance UNIX system-based workstations and servers, storage devices, and printing products -- through original equipment manufacturer (OEM) and value-added reseller (VAR) relationships. The Company adds hardware and software enhancements to several of these products prior to resale.

NETWORKING -- UB NETWORKS, INC.

     UB Networks, Inc. (UB Networks), a separate major line of business, is a supplier of networking hardware and software products for shared and switched environments. The full line of enterprise-wide networking products includes the GeoLAN/500 fault tolerant super-switching hub, the GeoSwitch/155 ATM Switch, the GeoRim/E Ethernet switch, and the GeoStax stackable workgroup hubs. UB Networks also provides network management and application products, including its EMPower distributed management system and Virtual Network Architecture. Its service division offers innovative support solutions such as comprehensive integration services and advanced interactive support via the internet.

     During 1996 the Company adopted a plan to sell UB Networks and engaged Lehman Brothers to assist in executing the sale. The results of UB Networks have been segregated and accounted for as a discontinued operation in the Company's Consolidated Financial Statements, incorporated herein by reference.

MARKETING, SALES, AND SUPPORT

     Tandem markets its products primarily through its own organization, which includes marketing, direct sales, training, field support, and professional services personnel. The Company also markets its products through distributors, VARs, and OEMs. The Company's OEM and reseller relationships are principally with major U.S. and Japanese telecommunications switching vendors. Tandem has also established marketing relationships with leading systems integrators. The Company intends to continue its expansion of alternate distribution channels worldwide.

     Applications are typically developed and provided by application software providers and resellers or by the customer's own programmers. To facilitate the development and availability of applications on Tandem systems, the Company established the Tandem Alliance program for selected software houses, systems integrators, VARs, and other related businesses. The Company offers Alliance members a variety of licensing, marketing, technical, and sales support programs. More than 350 Alliance members work with Tandem to develop solutions for customers in a wide range of industries.

     To enhance its international marketing, sales, and support efforts, Tandem has established joint ventures in Chile, Japan, Mexico, Peru, Singapore, China, and a number of European countries. The Company's joint ventures in Chile, Mexico, and Peru distribute and support Tandem products. Other joint ventures provide project management and contract consulting services to Tandem customers, and develop and support customized application software to meet the needs of the local marketplace. They may also assist Tandem Alliance members with the distribution and support of their software products.

     During 1996, approximately 70 percent of the Company's hardware sales were to end users. The remaining sales were to distributors and to resellers. No customer accounted for 10 percent or more of the Company's total 1996 revenues.

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

PRODUCT DEVELOPMENT

     Tandem continues to develop new products and enhance existing products to give its customers improved price/performance, to broaden Tandem's customer base by providing industry-specific platforms and solutions, and to make Tandem systems and their benefits more accessible in a client/server environment. Tandem is committed to providing open systems that deliver connectivity, interoperability, and portability. The Company expects to introduce additional products in the future based on the NonStop Kernel, Microsoft Windows NT, and UNIX operating systems, incorporating the Company's ServerNet technology.

     The computer industry is characterized by rapid technological advances. To remain competitive, computer companies must pursue technical development. Accordingly, the Company continues to incur substantial engineering and software development expenses. During 1996, 1995, and 1994, the Company's research and development expenses, excluding discontinued operations, were $287.7 million, $282.4 million, and $232.3 million, respectively. Reference is made to the information found under the caption "Software development costs" in the Notes to Consolidated Financial Statements of the Company's Annual Report, incorporated herein by reference.

COMPETITION

     The market for computer systems is highly competitive. Potential purchasers consider many factors: price/performance and cost of ownership, openness, system capability, availability, scalability, compatibility, reliability and maintainability, and the manufacturer's ability to develop new products and enhance existing ones. Tandem believes that its Himalaya, Integrity, and Windows NT Server-based products compete favorably with respect to these factors.

     Tandem systems compete with those of three classes of competitors. Competitors for traditional fault-tolerant systems include IBM, Digital Equipment Corporation (DEC), and Stratus Computer, Inc. (Stratus). The new pricing and open features of Himalaya servers position them in a broader market and against a wider range of competitors, including Sequent Computers, Inc. (Sequent); Sun Microsystems, Inc. (Sun); and Hewlett-Packard Company (HP). Certain massively parallel configurations of NonStop servers are competitive with products from other providers of parallel systems. Recent increased industry focus on commercial parallelism has placed Tandem in competition with nontraditional competitors. Specifically, in parallel database applications such as decision support, AT&T Global Information Solutions and the IBM SP/2 product family are competitors.

     Tandem's Windows NT Server-based systems compete in the emerging market for enterprise servers, running the Windows NT Server operating system. Major competitors include HP, Compaq, DEC, NCR, and IBM. The Integrity server family competes with UNIX system-based offerings from HP, IBM, Sequent, Stratus, and Sun. In the highly competitive LAN market, UB Networks competes with several established and emerging computer communications and LAN companies, including IBM, DEC, Cabletron Systems, Bay Networks, 3Com Corporation, and Cisco Systems, Inc.

MANUFACTURING

     The Company's manufacturing facilities are located in Fremont, California, and in Stirling, Scotland. Manufacture of Tandem computer systems requires the testing of integrated circuits, circuit boards, peripheral subsystems, power supplies, and other items, as well as final assembly, integration, and testing of completed computer systems. All inspection, final assembly, and system integration tests are performed by Company personnel. In general, the Company assembles its systems from components and prefabricated parts manufactured by others. Tandem's Windows NT Server-based systems are assembled by an outside system integrator, based on Tandem specifications and using components specified by Tandem. A number of the custom and semicustom integrated circuits, printed circuit boards, and power supplies are manufactured by others to the Company's specifications. Tandem purchases terminals, workstations, printers, disk drive head disk assemblies, tape drives, cable assemblies, power supplies, and other subassemblies and peripheral equipment.

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

ENVIRONMENTAL REGULATIONS

     The Company's objectives include providing products and services that are environmentally sound, and conducting business operations in an environmentally responsible manner. Compliance with federal, state, and local provisions related to the discharge of materials into the environment or otherwise related to protection of the environment by the Company has not had, nor is expected to have, a material effect on the capital expenditures, earnings, or competitive position of the Company.

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

EMPLOYEES

     As of September 30, 1996, the Company had 7,938 full-time equivalent employees, including 1,070 full-time equivalent employees of UB Networks.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Reference is made to the information found in the Company's Annual Report under the caption "Outlook and Risks" in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Segment Information" in the Notes to Consolidated Financial Statements, incorporated herein by reference.

ITEM 2.  PROPERTIES.

     The Company is headquartered in Cupertino, California, where it owns 18 buildings and leases one, totaling approximately 1.7 million square feet. Approximately 60 percent of the space is devoted to product development functions, while the remaining 40 percent houses marketing and administration. In addition, Tandem owns approximately 18.2 acres of unimproved property, situated near its Cupertino headquarters, for future expansion. The Company also owns a 12.5 acre unimproved site and a 10 acre improved site, which are both currently under contract to be sold. In 1996, the Company sold its Cupertino retail shopping center and also leased, to another company, a 100,666 square foot owned building.

     Outside of Cupertino, the Company leases approximately 495,000 square feet in Fremont, California, where it has consolidated all U.S. manufacturing. Additionally, the Company leases a 70,809 square foot facility, devoted to development, marketing and administration in Plano, Texas. The Company owns a 134,500 square foot manufacturing facility in Stirling, Scotland. In addition, Tandem owns a product development facility of approximately 190,000 square feet in Austin, Texas. The Company also leases sales, field service and training offices at more than 180 locations in North America, Europe, Asia and the Pacific Rim. In 1988, Tandem entered into a prepaid 999 year lease for property near London, that serves as its United Kingdom headquarters.

     The Company's UB Networks, Inc. subsidiary leases six buildings in Santa Clara, California.

     For information about Tandem's lease commitments, reference is made to the information found under the caption "Property, Plant and Equipment" in the Notes to Consolidated Financial Statements, incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Reference is made to the information regarding the principal United States markets for the Company's Common Stock, market stock price range, dividends, and holders of record of the Common Stock of the Company found under the caption "Quarterly Financial Data" in the Notes to Consolidated Financial Statements incorporated herein by reference from page 42 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference from page 18 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference from pages 8 through 17 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements and supplementary information included in the 1996 Annual Report to Stockholders from pages 20 through 43 are incorporated herein by reference:

                                                                         ANNUAL REPORT
                                                                             PAGES
                                                                         --------------
    Consolidated Statements of Operations..............................        20
    Consolidated Balance Sheets........................................        21
    Consolidated Statements of Stockholders' Investment................        22
    Consolidated Statements of Cash Flows..............................        23
    Notes to Consolidated Statements...................................      24-42
    Quarterly Financial Data...........................................        42
    Report of Ernst & Young LLP........................................        43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              NAME                 AGE         POSITION OR OFFICE AND PRINCIPAL OCCUPATION
---------------------------------  ---     ----------------------------------------------------
EXECUTIVE OFFICERS OF THE
  REGISTRANT
Roel Pieper......................  40      Chief Executive Officer since January 8, 1996 and
                                           Vice Chairman since October 22, 1996. President from
                                           January 8, 1996 to October 22, 1996. Senior Vice
                                           President, President and Chief Executive Officer of
                                           UB Networks, Inc. from 1993 to January 1996.
                                           President and Chief Executive Officer from 1991 to
                                           1993 of UNIX Systems Laboratories, Inc. Chief
                                           Technical Officer and Senior Vice President of
                                           Software AG from 1981 to 1991. Director of Smart
                                           Valley Inc., Veritas Software Corporation, Lincoln
                                           National Corporation and General Magic Inc.
Enrico L. Pesatori...............  56      President and Chief Operating Officer of the Company
                                           since October 22, 1996. Vice President and General
                                           Manager, Computer Systems Division of Digital
                                           Equipment Corporation from February 1993 to July
                                           1996. President and Chief Executive Officer of
                                           Zenith Data Systems from January 1991 to January
                                           1993. Various management positions with Ing. C.
                                           Olivetti & C., S.p.A., including President and Chief
                                           Executive Officer of Olivetti North America, Chief
                                           Executive Officer of Docutel-Olivetti, Vice
                                           President of Corporate Product Strategy and head of
                                           Olivetti Systems Group from August 1969 to December
                                           1990.
Jack W. Chapman..................  62      Vice President and Chairman, Tandem Europe since
                                           October 1990. Vice President, Sales from 1988 to
                                           1990, Vice President, International Sales Operations
                                           from 1986 to 1988, and Vice President and Managing
                                           Director, European Division from 1983 to 1986. Mr.
                                           Chapman joined Tandem in 1978 as Managing Director
                                           of Tandem Computers Limited in the United Kingdom.
                                           He has also held the positions of Director of the
                                           Northwest Europe Region and General Manager of
                                           Central Europe.
Eric L. Doggett..................  37      Senior Vice President and General Manager,
                                           Communications Platforms Business Unit and
                                           responsible for UNIX and Telecommunications Networks
                                           Solutions divisions of the Company since 1996. Vice
                                           President of Technology, Vice President Marketing,
                                           Vice President/General Manager International
                                           Switching, Vice President Operations-Japan and other
                                           management positions with Public Carrier Network
                                           Group of Nortel from 1984 to 1996.

              NAME                 AGE         POSITION OR OFFICE AND PRINCIPAL OCCUPATION
---------------------------------  ---     ----------------------------------------------------
Kurt L. Friedrich................  47      Senior Vice President, General Manager and Chief
                                           Technology Officer, Parallel Systems Business Unit
                                           since 1996. Senior Vice President and General
                                           Manager, Systems Development Group from 1993 to
                                           1996. Prior to joining Tandem, Mr. Friedrich was
                                           General Manager, Software Development, at Hewlett
                                           Packard Company from 1992 to 1993, and was Vice
                                           President, Software Development, and held other
                                           software and product management positions, at
                                           Digital Equipment Corporation from 1974 to 1992.
William W. Heil, Jr..............  39      Senior Vice President and General Manager,
                                           ServerWare Business Unit since 1996. Senior Vice
                                           President, Marketing from 1995 to 1996. Vice
                                           President, Product Management/Marketing from 1991 to
                                           1995. Director of Systems Product Management from
                                           1989 to 1991. Product Manager, Distributed Systems
                                           from 1986 to 1989.
Lawrence A. Laurich..............  53      Vice President, Systems Development since 1992, and
                                           General Manager, Austin Unit Operations since 1995.
                                           Vice President, Systems and Manufacturing
                                           Development from 1988 to 1992, Vice President,
                                           Transaction Systems Division from 1987 to 1988, Vice
                                           President, Engineering from 1985 to 1987, Vice
                                           President, Hardware Development from 1983 to 1985,
                                           and Vice President, Engineering from 1978 to 1983.
John T. Losier...................  43      Senior Vice President, Worldwide Sales and Services
                                           since March 1996. President of Large Business
                                           Services, Bell Atlantic, 1996. President of Bell
                                           Atlantic Meridian Systems from 1993 to 1996. Vice
                                           President Marketing, Private Networks, of Northern
                                           Telecom, from 1991 to 1993. Held other key positions
                                           with Northern Telecom, AT&T Information, Sperry
                                           Information, and IBM.
Josephine T. Parry...............  48      Vice President, General Counsel and Secretary since
                                           1992. Assistant General Counsel and Director of Law
                                           from 1989 to 1992. Ms. Parry joined Tandem in 1987
                                           from Atari Corporation where she served as Corporate
                                           Counsel from 1984 to 1987.
Gerald L. Peterson...............  51      Senior Vice President and General Manager, ServerNet
                                           Business Unit since 1996. Senior Vice President and
                                           General Manager, Tandem Sales and Support Group from
                                           1993 to 1996. Senior Vice President and General
                                           Manager, Tandem Sales and Marketing Group from 1988
                                           to 1993. Vice President, Marketing from 1985 to
                                           1988, Vice President, International Marketing and
                                           Product Management from 1984 to 1985, and Vice
                                           President, International Marketing from 1982 to
                                           1984. He joined Tandem in 1980 as Director of
                                           Marketing.

              NAME                 AGE         POSITION OR OFFICE AND PRINCIPAL OCCUPATION
---------------------------------  ---     ----------------------------------------------------
John T. Reece....................  52      Vice President and Corporate Controller of the
                                           Company since January 1996. Director of Finance of
                                           the Company from 1990 to January 1996. Held key
                                           finance positions with IBM Corporation from 1965 to
                                           1990.
David J. Rynne...................  56      Senior Vice President and Chief Financial Officer
                                           since 1988. Vice President and Chief Financial
                                           Officer from 1983 to 1988. Prior to joining Tandem
                                           in 1983, Mr. Rynne was with the Burroughs
                                           Corporation (now Unisys Corporation) for 18 years,
                                           where he held key finance positions.
Gerd Stoecker....................  53      Vice President and Treasurer since 1988. Treasurer
                                           from 1987 to 1988. Prior to joining Tandem in 1984
                                           as Controller of Marketing, Mr. Stoecker was with
                                           Atari, Inc.
DIRECTORS OF THE REGISTRANT
Morton Collins...................  60      General Partner of DSV Partners III and DSV
                                           Management, Ltd., Princeton, New Jersey, private
                                           investment partnerships, since 1981, 1982 and 1985,
                                           respectively; General Partner, DSV Associates,
                                           private investment partnership, from 1974 to 1986;
                                           Director of Kopin Corporation, The Liposome Company
                                           and TermoTrex Corporation.
Robert M. Kavner.................  53      President and Chief Executive Officer of On Command
                                           Corp. since September 1996; independent internet,
                                           entertainment and telecommunications consultant from
                                           August 1995 to September 1996; head of Business
                                           Advisory Group of Creative Artists Agency from June
                                           1994 to August 1995; Executive Vice President of
                                           AT&T, Chief Executive Officer of Multimedia Products
                                           and Services Group and member of Executive Committee
                                           of AT&T from 1992 to June 1994 and held various
                                           other positions with AT&T from 1984 to 1992;
                                           Director of Fleet Financial Group and Ascent
                                           Entertainment Inc.
Roel Pieper......................  40      See page 8.
Alex S. Vieux....................  39      Chairman of DASAR Inc., a company providing
                                           strategic and marketing support for technology
                                           companies and organizing international tradeshows
                                           and industry conferences, since 1989; Special
                                           Advisor to the French Ministry of Industry since
                                           1990; U.S. business correspondent for French daily,
                                           LeMonde, from 1986 to 1992; Consultant for Andersen
                                           Consulting from 1982 to 1985; taught economics at
                                           Universite de Paris-La Sorbonne from 1981 to 1984;
                                           Director of NetSource Communications and AI Tech
                                           International Corp.

              NAME                 AGE         POSITION OR OFFICE AND PRINCIPAL OCCUPATION
---------------------------------  ---     ----------------------------------------------------
CLASS II
Franklin P. Johnson, Jr..........  68      General Partner of Asset Management Partners, a Palo
                                           Alto, California private investment partnership,
                                           since 1982; Owner of Asset Management Company, a
                                           Palo Alto, California investment management
                                           proprietorship, since 1967; Member of the Advisory
                                           Board of the Center for Economic Policy Research,
                                           Stanford University; Director of AMGen, Boole &
                                           Babbage, and Idec Pharmaceuticals Corporation.
Thomas J. Perkins................  64      Chairman of the Board of the Company since 1974;
                                           General Partner of Kleiner & Perkins and Kleiner
                                           Perkins Caufield & Byers, San Francisco, California,
                                           private investment partnerships, since 1972 and a
                                           general or limited partner of the ensuing Kleiner
                                           Perkins Caufield & Byers funds; Director of Philips
                                           Electronics N.V. and the News Corporation, Ltd.
CLASS III
Vera Stephanie Shirley...........  63      Life President of F.I. Group, PLC, a computer
                                           services, training and recruitment company, since
                                           1962; Master of the Worshipful Company of
                                           Information Technologists, 1992 through 1993;
                                           Director of AEA Technology plc and UK Atomic Energy
                                           Authority; Chair, the Kingwood Trust.
Enrico L. Pesatori...............  56      See page 8.
Robert G. Stone, Jr..............  73      Chairman Emeritus and Director of the Board of Kirby
                                           Corporation, a diversified corporation engaged,
                                           through its subsidiaries, in inland and offshore
                                           transportation and diesel repairs, since 1983;
                                           Director of Core Industries, Inc., NovaCare, Russell
                                           Reynolds Associates, Inc. and Tejas Gas Corporation;
                                           Director emeritus of The Chubb Corporation, Corning
                                           Incorporated, The Pittson Company, Japan Fund Inc.
                                           and various funds managed by Scudder, Stevens &
                                           Clark.
Walter B. Wriston................  77      Chairman and Chief Executive Officer of Citicorp and
                                           Citibank, N.A., from 1970 to 1984; President and
                                           Chief Executive Officer of Citicorp from 1968 to
                                           1970; President and Chief Executive Officer of
                                           Citibank, N.A., from 1967 to 1970; Director of AEA
                                           Investors, Inc., Cygnus, Inc., Vion Pharmaceuticals,
                                           Inc., United Meridian Corporation, York
                                           International Corporation, WMNB Acquisition Corp.
                                           and ICOS Corporation.

     There are no family relationships among the executive officers.

     Reference is made to the information regarding Section 16(a) of the Securities Exchange Act of 1934 on page 6 of the Company's definitive Proxy Statement dated December 10, 1996 for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated in this Form 10-K by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Reference is made to the information appearing under the captions "Compensation of Executive Officers and Directors" appearing on pages 7-12 and 17 and "Certain Transactions and Employment Agreements" on pages 18 through 20 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Reference is made to the information appearing under the caption "Stock Ownership" on pages 5 and 6 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information appearing under the caption "Certain Transactions and Employment Agreements" on pages 18 through 20 of the Proxy Statement, which information is incorporated in this Form 10-K by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

     1. All financial statements.*

                                                                              ANNUAL REPORT
                         INDEX TO FINANCIAL STATEMENTS                            PAGES
    ------------------------------------------------------------------------  -------------
    Consolidated Statements of Operations...................................         20
    Consolidated Balance Sheets.............................................         21
    Consolidated Statements of Stockholders' Investment.....................         22
    Consolidated Statements of Cash Flows...................................         23
    Notes to Consolidated Financial Statements..............................      24-42
    Report of Ernst & Young LLP, Independent Auditors.......................         43

---------------
* Incorporated herein by reference from the indicated pages of the 1996 Annual Report to Stockholders.

     2. Financial statement schedules.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
    ------------------------------------------------------------------------
    Financial Statement Schedules
    II. Valuation and Qualifying Accounts...................................        S-1

     All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

     3. Exhibits required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                                          EXHIBIT
------    -----------------------------------------------------------------------------------
  3.1*    Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the
          Company's Report on Form 10-K for the fiscal year ended September 30, 1994.
  3.2     By-laws of the Company, as amended.
  4.1*    First Amended and Restated Rights Agreement, dated June 17, 1988, between the
          Company and Bank of America, N.T. & S.A., as Rights Agent, filed as Exhibit 4.1 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1988.
 10.1*+   Form of Non-Qualified Stock Option Plan and Agreement between the Company and
          Walter B. Wriston, dated as of October 9, 1991, filed as Exhibit 10.3 to the
          Company's Report on Form 10-K for the fiscal year ended September 30, 1991.
 10.2*+   Tandem Computers Incorporated 1979 Stock Option Plan, as amended, filed as Exhibit
          10.6 to the Company's Report on Form 10-K for the fiscal year ended September 30,
          1988.

EXHIBIT
NUMBER                                          EXHIBIT
------    -----------------------------------------------------------------------------------
10.3*+    Tandem Computers Incorporated 1981 Stock Option Plan, as amended, filed as Exhibit
          10.7 to the Company's Report on Form 10-K for the fiscal year ended September 30,
          1988.
10.4*+    Tandem Computers Incorporated 1989 Stock Plan, as amended, filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994.
10.5*+    Tandem Computers Incorporated Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended
          September 30, 1987.
10.6*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and Vera
          Stephanie Shirley, dated as of December 8, 1992, filed as Exhibit 10.6 to the
          Company's Report on Form 10-K for the fiscal year ended September 30, 1993.
10.7*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and Sir
          Campbell Fraser, dated as of September 28, 1993, filed as Exhibit 10.7 to the
          Company's Report on Form 10-K for the fiscal Year ended September 30, 1993.
10.8*+    Tandem Computers Incorporated Deferred Compensation Plan, as amended and restated
          as of October 1, 1995, filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995.
10.9*+    Form of Employment Agreement entered into during the quarter ended June 30, 1995, between the Company and the following former and current executive officers: James
          G. Treybig, Robert C. Marshall, David J. Rynne, Donald E. Fowler, Kurt L.
          Friedrich, Gerald L. Peterson and Roel Pieper, filed as Exhibit 10.1 to the
          Company's Report on Form 10-Q for the quarter ended June 30, 1995.
10.10*+   Amendment to Employment Agreement dated as of October 20, 1995 between the Company and Donald E. Fowler, filed as Exhibit 10.10 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995.
10.11*+   Amendment to Employment Agreement dated as of October 20, 1995 between the Company and Robert C. Marshall, filed as Exhibit 10.11 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995.
10.12+    Amendments to Employment Agreement dated January 1, 1996 and May 2, 1996 between the Company and Kurt L. Friedrich.
10.13+    Amendment to Employment Agreement dated January 1, 1996 between the Company and
          Gerald L. Peterson.
10.14+    Amendment to Employment Agreement dated January 1, 1996 between the Company and
          David J. Rynne.
10.15+    Employment Agreement dated January 8, 1996 between the Company and Roel Pieper.
10.16+    Amendment to Employment Agreement dated January 10, 1996 between the Company and
          James G. Treybig.
10.17+    Employment Agreement dated February 21, 1996 between John T. Losier and the
          Company.
10.18+    The Tandem Computers Incorporated 1997 Stock Plan.

EXHIBIT
NUMBER                                          EXHIBIT
------    -----------------------------------------------------------------------------------
 13.0     1996 Annual Report to Stockholders. Except for the portions expressly incorporated by reference, this Annual Report is not deemed to be filed as part of this Annual
          Report on Form 10-K.
 22.1     Subsidiaries of the Company.
 23.1     Consent of Ernst & Young LLP (see page 15).
 27       Financial Data Schedules.

---------------
* Incorporated by reference.

+ Director or officer compensatory plan.

     (b) Reports on Form 8-K during the fourth quarter: None.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Tandem Computers Incorporated of our report dated October 22, 1996, included in the 1996 Annual Report to Stockholders of Tandem Computers Incorporated.

     Our audits also included the financial statement schedule of Tandem Computers Incorporated, listed in Item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-2635, 33-12572, 33-15875, 33-29773, 33-55421,
33-58759 and 333-17139) and in the Registration Statement (Form S-3 No. 33-20902) of Tandem Computers Incorporated and in the related Prospectuses of our report dated October 22, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Tandem Computers Incorporated.

                                                               ERNST & YOUNG LLP

San Jose, California
December 17, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 1996                         TANDEM COMPUTERS INCORPORATED

                                          By /s/        DAVID J. RYNNE

                                            ------------------------------------
                                                       David J. Rynne
                                                 Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            Chief Executive Officer and
By /s/         ROEL PIEPER                  Director (Principal Executive   December 17, 1996
------------------------------------------  Officer)
               Roel Pieper

                                            Senior Vice President and
By /s/        DAVID J. RYNNE                Chief Financial Officer         December 17, 1996
------------------------------------------  (Principal Financial Officer)
              David J. Rynne

                                            Vice President and Corporate
By /s/        JOHN T. REECE                 Controller (Principal           December 17, 1996
------------------------------------------  Accounting Officer)
              John T. Reece

                                            President, Chief Operating
By /s/      ENRICO L. PESATORI              Officer and Director            December 17, 1996
------------------------------------------
            Enrico L. Pesatori


By /s/      THOMAS J. PERKINS               Director                        December 17, 1996
------------------------------------------
            Thomas J. Perkins


By /s/       JACK F. BENNETT                Director                        December 17, 1996
------------------------------------------
             Jack F. Bennett


By /s/        MORTON COLLINS                Director                        December 17, 1996
------------------------------------------
              Morton Collins


By /s/   FRANKLIN P. JOHNSON, JR.           Director                        December 17, 1996
------------------------------------------
         Franklin P. Johnson, Jr.


By /s/       ROBERT M. KAVNER               Director                        December 17, 1996
------------------------------------------
             Robert M. Kavner


By /s/    VERA STEPHANIE SHIRLEY           Director                        December 17, 1996
------------------------------------------
          Vera Stephanie Shirley


By /s/     ROBERT G. STONE, JR.             Director                        December 17, 1996
------------------------------------------
           Robert G. Stone, Jr.


By /s/       WASHINGTON SYCIP               Director                        December 17, 1996
------------------------------------------
             Washington SyCip


By /s/        ALEX S. VIEUX                 Director                        December 17, 1996
------------------------------------------
              Alex S. Vieux


By /s/      WALTER B. WRISTON               Director                        December 17, 1996
------------------------------------------
            Walter B. Wriston

                                                                     SCHEDULE II

                 TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)

                                                               COLUMN C
                                                         ---------------------
                                             COLUMN B          ADDITIONS
                                            ----------   ---------------------      COLUMN D      COLUMN E
                 COLUMN A                   BALANCE AT   CHARGED TO   CHARGED      -----------   -----------
------------------------------------------  BEGINNING    COSTS AND    TO OTHER       AMOUNTS     BALANCE AT
               DESCRIPTION                   OF YEAR      EXPENSES    ACCOUNTS     WRITTEN OFF   END OF YEAR
------------------------------------------  ----------   ----------   --------     -----------   -----------
Accounts Receivable Allowance
  1996....................................   $ 17,721      $8,021     $ (3,446)(1)   $ 2,434       $19,862
                                              =======      ======      =======        ======       =======
  1995....................................   $ 17,931      $2,738           --       $ 2,948       $17,721
                                              =======      ======      =======        ======       =======
  1994....................................   $ 17,745      $2,684           --       $ 2,498       $17,931
                                              =======      ======      =======        ======       =======

---------------
(1) Accounts receivable allowance of UB Networks has been reclassified and presented as part of net current assets of discontinued operations.

                               INDEX TO EXHIBITS

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER                                       EXHIBITS                                       PAGE
------     -----------------------------------------------------------------------------
  3.1*     Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended September 30,
           1994.
  3.2      By-laws of the Company, as amended.
  4.1*     First Amended and Restated Rights Agreement, dated June 17, 1988, between the
           Company and Bank of America, N.T. & S.A., as Rights Agent, filed as Exhibit
           4.1 to the Company's Report on Form 10-K for the fiscal year ended September
           30, 1988.
 10.1*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and
           Walter B. Wriston, dated as of October 9, 1991, filed as Exhibit 10.3 to the
           Company's Report on Form 10-K for the fiscal year ended September 30, 1991.
 10.2*+    Tandem Computers Incorporated 1979 Stock Option Plan, as amended, filed as
           Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended
           September 30, 1988.
 10.3*+    Tandem Computers Incorporated 1981 Stock Option Plan, as amended, filed as
           Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal year ended
           September 30, 1988.
 10.4*+    Tandem Computers Incorporated 1989 Stock Plan, as amended, filed as Exhibit
           10.1 to the Company's Report on Form 10-Q for the quarter ended December 31,
           1994.
 10.5*+    Tandem Computers Incorporated Stock Option Plan for Non-Employee Directors,
           filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1987.
 10.6*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and
           Vera Stephanie Shirley, dated as of December 8, 1992, filed as Exhibit 10.6 to the Company's Report on Form 10-K for the fiscal year ended September 30,
           1993.
 10.7*+    Form of Non-Qualified Stock Option Plan and Agreement between the Company and
           Sir Campbell Fraser, dated as of September 28, 1993, filed as Exhibit 10.7 to the Company's Report on Form 10-K for the fiscal Year ended September 30,
           1993.
 10.8*+    Tandem Computers Incorporated Deferred Compensation Plan, as amended and restated as of October 1, 1995, filed as Exhibit 10.8 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995.
 10.9*+    Form of Employment Agreement entered into during the quarter ended June 30,
           1995, between the Company and the following former and current executive officers: James G. Treybig, Robert C. Marshall, David J. Rynne, Donald E.
           Fowler, Kurt L. Friedrich, Gerald L. Peterson and Roel Pieper, filed as
           Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June
           30, 1995.
 10.10*+   Amendment to Employment Agreement dated as of October 20, 1995 between the
           Company and Donald E. Fowler, filed as Exhibit 10.10 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995.
 10.11*+   Amendment to Employment Agreement dated as of October 20, 1995 between the
           Company and Robert C. Marshall, filed as Exhibit 10.11 to the Company's
           Report on Form 10-K for the fiscal year ended September 30, 1995.
 10.12+    Amendments to Employment Agreement dated January 1, 1996 and May 2, 1996 between the Company and Kurt L. Friedrich.
 10.13+    Amendment to Employment Agreement dated January 1, 1996 between the Company and Gerald L. Peterson.
 10.14+    Amendment to Employment Agreement dated January 1, 1996 between the Company and David J. Rynne.
 10.15+    Employment Agreement dated January 8, 1996 between the Company and Roel
           Pieper.

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER                                       EXHIBITS                                       PAGE
 10.16+    Amendment to Employment Agreement dated January 10, 1996 between the Company and James G. Treybig.
 10.17+    Employment Agreement dated February 21, 1996 between John T. Losier and the
           Company.
 10.18+    The Tandem Computers Incorporated 1997 Stock Plan.
 13.0      1996 Annual Report to Stockholders. Except for the portions expressly incorporated by reference, this Annual Report is not deemed to be filed as part of this Annual Report on Form 10-K.
 22.1      Subsidiaries of the Company.
 23.1      Consent of Ernst & Young LLP (see page 15).
 27        Financial Data Schedules.

---------------

* Incorporated by reference.

+ Director or officer compensatory plan.

     (b) Reports on Form 8-K during the fourth quarter: None.