Form 10-Q
period 1996-12-31
TANDEM COMPUTERS INC /DE/
filed 1997-02-14
CIK 315180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                      Yes /X/                  No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class:  Common Stock,              Outstanding at January 31, 1997
          $.025 par value                       118,843,001 shares

PART I -- FINANCIAL INFORMATION

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended September 30, 1996. Such consolidated financial statements and related notes are filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of results to be expected in the future.


                         [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)


-----------------------------------------------------------------------------------------------------
                                                                  For the three months ended
                                                     ------------------------------------------------
                                                               December 31,          December 31,
(In thousands except per share amounts)                            1996                  1995
-----------------------------------------------------------------------------------------------------
Revenues
Product revenues                                                $342,762             $328,352
Service and other revenues                                        92,970               92,627
-----------------------------------------------------------------------------------------------------
Total revenues                                                   435,732              420,979
-----------------------------------------------------------------------------------------------------
Costs and expenses
Cost of product revenues                                         145,231              139,269
Cost of service and other revenues                                63,652               68,113
Research and development                                          66,182               72,435
Marketing, general, and
     administrative                                              147,103              156,493
-----------------------------------------------------------------------------------------------------
Total costs and expenses                                         422,168              436,310
-----------------------------------------------------------------------------------------------------
Operating income (loss)                                           13,564             (15,331)
Gain on sale of real estate                                        5,463                   --
Net interest income                                                  737                  343
-----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
     before income taxes                                          19,764             (14,988)
Provision for income taxes                                         8,000                6,944
-----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                          11,764             (21,932)
Income from discontinued operations,
     net of income taxes                                              --               23,898
-----------------------------------------------------------------------------------------------------
Net income                                                      $ 11,764             $  1,966
=====================================================================================================

Earnings (loss) per share - continuing operations               $    .10             $  (.18)
Earnings per share - discontinued operations                          --                  .20
-----------------------------------------------------------------------------------------------------
Earnings per share                                              $    .10             $    .02
=====================================================================================================
Weighted average shares outstanding                              120,830              117,452
=====================================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)

---------------------------------------------------------------------------------------------
                                                            December 31,      September 30,
(In thousands except per share amount)                          1996               1996
---------------------------------------------------------------------------------------------

                                     Assets
---------------------------------------------------------------------------------------------
Current assets
Cash and equivalents                                          $  128,326         $   87,813
Accounts receivable, net                                         399,510            475,464
Current portion of lease receivables                              75,738             74,624
Inventories                                                      119,140            115,320
Prepaid expenses and other                                        65,307             43,749
Net current assets of discontinued operations                     60,985             62,593
---------------------------------------------------------------------------------------------
Total current assets                                             849,006            859,563
---------------------------------------------------------------------------------------------
Property, plant, and equipment, at cost                        1,255,413          1,246,950
Accumulated depreciation and amortization                      (721,634)          (696,140)
Net property, plant, and equipment of discontinued
     operations                                                   29,533             30,402
---------------------------------------------------------------------------------------------
Net property, plant, and equipment                               563,312            581,212
---------------------------------------------------------------------------------------------
Lease receivables                                                 91,214             86,618
---------------------------------------------------------------------------------------------
Other assets                                                     230,311            217,580
---------------------------------------------------------------------------------------------
Total assets                                                  $1,733,843         $1,744,973
=============================================================================================


                    Liabilities and stockholders' investment
---------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                              $  133,099         $  135,821
Accrued liabilities                                              326,213            353,765
Current maturities of long-term obligations                       91,195             93,740
---------------------------------------------------------------------------------------------
Total current liabilities                                        550,507            583,326
---------------------------------------------------------------------------------------------
Long-term obligations                                             77,171             75,225
---------------------------------------------------------------------------------------------
Stockholders' investment
Common stock $.025 par value, authorized
     400,000 shares, outstanding 122,020 shares at
     December 31 and 121,318 shares at September 30                3,050              3,033
Additional paid-in capital                                       717,474            710,264
Retained earnings                                                432,043            420,363
Accumulated translation adjustments                                4,460              3,629
Treasury stock, at cost                                         (50,862)           (50,867)
---------------------------------------------------------------------------------------------
Total stockholders' investment                                 1,106,165          1,086,422
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' investment                $1,733,843         $1,744,973
=============================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

---------------------------------------------------------------------------------------------------
                                                                  For the three months ended
                                                         ------------------------------------------
                                                               December 31,        December 31,
(In thousands)                                                     1996                1995
---------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                       $ 11,764             $  1,966
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                  48,672               48,190
    Gain on sale of real estate                                   (5,463)                   --
    Gain on sale of investment of discontinued operation               --              (30,628)
    Loss on dispositions of property, plant,
      and equipment                                                   146                1,391
    Changes in :
      Accounts receivable                                          91,032               87,598
      Inventories                                                 (2,603)             (30,273)
      Lease receivables                                           (5,702)                  387
      Non-debt current liabilities and other                     (95,737)             (81,333)
--------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                             42,109              (2,702)
--------------------------------------------------------------------------------------------------
Cash flows from investing activities
Investment in property, plant, and equipment                     (30,889)             (44,392)
Proceeds from dispositions of property, plant,
  and equipment                                                     2,244                5,215
Proceeds from sale of investment of discontinued operation         29,764               34,802
Proceeds from sale of real estate                                  16,856                   --
Increase in other assets                                         (26,442)             (17,908)
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (8,467)             (22,283)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities
Borrowings                                                         22,180               30,748
Repayments                                                       (21,696)             (25,314)
Issuance of Common Stock under
  stock plans, including tax benefits                               7,232                3,102
--------------------------------------------------------------------------------------------------
Net cash provided by
  financing activities                                              7,716                8,536
--------------------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash
  and equivalents                                                      36                (863)
--------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and equivalents                    41,394             (17,312)
Cash and equivalents at beginning of period                        87,813              121,230
Net change in cash of discontinued operations                       (881)                   --
--------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                            $128,326             $103,918
==================================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  Earnings (loss) per share
-----------------------------

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options, which have a dilutive effect when applying the treasury stock method.

2.  Inventories
---------------

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

------------------------------------------------------------------------------
                                            December 31,        September 30,
(In thousands)                                  1996                 1996
------------------------------------------------------------------------------
Purchased parts and subassemblies             $ 71,436             $ 62,511
Work in process                                 17,778               19,986
Finished goods                                  29,926               32,823
------------------------------------------------------------------------------
Total                                         $119,140             $115,320
==============================================================================

3.  Investments
---------------

There were no realized gains or losses on available-for-sale securities during the quarters ended December 31, 1996 and 1995. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for these periods was not significant.

4.  Accounts Receivable
-----------------------

The Company has a receivables purchase agreement with a group of financial institutions whereby the Company can sell a percentage ownership in an eligible pool of accounts receivable. Under the terms of the agreement, the Company retains collection and servicing responsibilities for the receivables and retains substantially the same risk of credit loss as if the interest in receivables had not been sold. The agreement allows for maximum borrowings of up to $100 million and expires in October 1997.

At December 31, 1996, $68 million of financing was available to the Company under its accounts receivable purchase agreement. The maximum amount outstanding under this agreement during the first quarter 1997 was $25 million. There were no amounts outstanding as of December 31, 1996 or September 30, 1996.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.  Discontinued Operations
---------------------------

During June 1996, the Company adopted a plan to sell its networking business, UB Networks, Inc. (UB Networks), and on January 17, 1997 sold all of the outstanding capital stock of UB Networks to Newbridge Networks Inc., a wholly-owned subsidiary of Newbridge Networks Corporation, effective December 31, 1996. The Company received initial gross proceeds (the "Base Purchase Price") of $118.0 million ($106.2 million in cash and $11.8 million deposited to a one-year escrow account) of which $13 million is attributable to estimated cash disbursements by the Company to or on behalf of UB Networks during the period January 1, 1997 through January 17, 1997. The Base Purchase Price is subject to certain adjustments that the Company estimates will be immaterial in the aggregate and is to be increased by amounts, if any, received by the Company in the future pursuant to an earn-out provision the details of which have not yet been finalized. Based upon the Base Purchase Price, the December 31, 1996 carrying value of UB Networks and estimated costs and expenses expected to be incurred in connection with the transaction, the Company anticipates that it will record a gain of approximately $3 million from this transaction in its second quarter ending March 31, 1997.

The results of operations for UB Networks for the three months ended December 31, 1996, which were deferred by the Company as part of net assets of discontinued operations, included revenues of $67.5 million, an operating loss of $23.3 million, and a non-operating gain from the sale of an investment of $29.6 million.

The results of operations for UB Networks for the three months ended December 31, 1995 included revenues of $91.5 million, an operating loss of $6.8 million, a non-operating gain from the sale of an investment of $30.6 million, and income from discontinued operations of $23.9 million, or $0.20 per share.

The components of net current assets of discontinued operations and net property, plant, and equipment of discontinued operations included in the Consolidated Balance Sheet at December 31, 1996 and September 30, 1996 were as follows:

--------------------------------------------------------------------------------
                                                 December 31,     September 30,
(In thousands)                                       1996              1996
--------------------------------------------------------------------------------

Cash and equivalents                               $  9,338          $  8,457
Accounts receivable, net                             53,787            66,734
Inventories                                          41,184            42,805
Prepaid expenses and other                           12,391            14,839
Other assets                                          2,315             2,473
Accounts payable                                   (15,147)          (33,203)
Accrued liabilities                                (42,359)          (39,164)
Long-term obligations                                 (524)             (348)
--------------------------------------------------------------------------------
Net current assets                                 $ 60,985          $ 62,593
================================================================================

Property, plant and equipment, at cost             $ 96,192          $ 94,719
Accumulated depreciation and amortization          (66,659)          (64,317)
--------------------------------------------------------------------------------
Net property, plant, and equipment                 $ 29,533          $ 30,402
================================================================================

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.  Restructuring
-----------------

Information relating to restructuring activity for the three months ended
December 31, 1996 is presented below.

---------------------------------------------------------------------------------------------------
                                       Reduction of                     Discontinued
(In thousands)                          Work Force      Facilities       Activities         Total
---------------------------------------------------------------------------------------------------
Balances, September 30, 1996               $17,939        $24,794           $13,488        $56,221

Utilized, three months ended
     December 31, 1996                     (7,308)        (2,239)             (141)        (9,688)
---------------------------------------------------------------------------------------------------
Balances, December 31, 1996                $10,631        $22,555           $13,347        $46,533
===================================================================================================

Cash used, three months
     ended December 31, 1996               $ 7,308        $ 2,013           $   125        $ 9,446
===================================================================================================

Of the total restructuring reserves remaining as of December 31, 1996, approximately $31 million is included in accrued liabilities and approximately $16 million is classified as a reduction of property, plant and equipment.

7.   Income taxes
-----------------

The provision for income taxes for the three months ended December 31, 1996 and 1995 arose principally from taxes currently payable in foreign jurisdictions.

8.   Cash dividends
-------------------

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

9.   Commitments and contingencies
----------------------------------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

     During June 1996, the Company adopted a plan to sell its networking business, UB Networks, Inc. (UB Networks), and on January 17, 1997 sold all of the outstanding capital stock of UB Networks to Newbridge Networks, Inc., a wholly-owned subsidiary of Newbridge Networks Corporation, effective December 31, 1996. The Company's consolidated financial statements have been presented for all periods to reflect UB Networks as a discontinued operation.

The discussion of operating results and financial tables that follow pertain to the Company's continuing operations, the computer systems business. Discontinued operations are discussed separately.

Selected Operating Statistics

     The following tables summarize operating statistics for the first quarter of fiscal 1997 and 1996. The percentages in the left two columns show the relationship of revenue and expense items to total revenues, except cost of product and services which are shown in relation to product revenues and service revenues, respectively. The percentages in the right columns show the percentage change in 1997 and 1996 from the comparable prior year period.

The Company's fiscal year ends on September 30. References to 1997 and 1996 in this section represent the Company's fiscal years.

     Percent of Total Revenues
(Except cost of product and service)                                       Percent Increase (Decrease)

        Three Months                                                              Three Months
     Ended December 31,                                                        Ended December 31,
------------------------------------------------------------------------------------------------------
     1996         1995                                                          1996         1995
-------------------------------------------------------------------------------------------------------
      79           78          Product revenues                                   4          (10)
      21           22          Service and other revenues                        --           14
-------------------------------------------------------------------------------------------------------
     100          100          Total revenues                                     4           (6)
-------------------------------------------------------------------------------------------------------
      42           42          Cost of product revenues                           4           (7)
      68           74          Cost of service and other revenues                (7)          28
-------------------------------------------------------------------------------------------------------
      48           49          Total cost of revenues                             1            2
      15           18          Research and development                          (9)          12
                               Marketing, general, and
      34           37             administrative                                 (6)           9
-------------------------------------------------------------------------------------------------------
       3           (4)         Operating income (loss)                           N/M         N/M
       1           --          Gain on sale of real estate                       N/M         N/A
      --           --          Net interest income                               115         (77)
-------------------------------------------------------------------------------------------------------
                               Income (loss) from continuing operations
       4           (4)             before income taxes                           N/M         N/M
       1            1          Provision for income taxes                         15          51
-------------------------------------------------------------------------------------------------------
       3           (5)         Income (loss) from continuing operations          N/M         N/M
                               Income from discontinued operations,
      --            5             net of income taxes                            N/M         489
-------------------------------------------------------------------------------------------------------
       3           --          Net income                                        498         (94)
=======================================================================================================

      N/A          N/A         Earnings per share                                482         (94)
=======================================================================================================
N/A - Not applicable        N/M - Not meaningful

Operating Results

Revenues

     Total revenues of $435.7 million during the first quarter of 1997 increased $14.8 million, or 4 percent, compared to the first quarter of 1996.

     Product revenues of $342.8 million for the first quarter of 1997 increased $14.4 million, or 4 percent, from the same quarter of 1996. Service and other revenues of $93.0 million for the first quarter of 1997 were essentially flat compared to the first quarter of 1996. The increase in product revenues is primarily attributable to increased unit shipments of the high-end Himalaya K20000 product (approximately 75 percent increase from the 1996 first quarter). This increase is partially offset by decreased unit shipments of the low-end and mid-range Himalaya products (approximately 26 percent decrease from the 1996 first quarter) and the negative impact resulting from the stronger U.S. dollar versus European and Japanese currencies from a year ago.

Geographic--The table below summarizes revenues derived from Tandem's domestic
----------
and international operations and the percentage of revenues contributed by geographic location for the indicated periods. Current quarter growth rates in the various geographic regions are not necessarily representative of future trends.

                                 Three Months Ended December 31,
(Dollars in millions)               1996                   1995
                         ----------------------    ----------------------
                              $             %          $              %
                         ----------------------    ----------------------

United States               208.6          48         180.2          43
Europe
  United Kingdom             33.3           8          37.2           9
  Germany                    32.0           7          23.8           6
  Other Europe               58.4          13          57.1          13
                         ----------------------    ----------------------
        Total Europe        123.7          28         118.1          28

Japan                        58.1          13          62.8          15
Asia/Pacific                 31.9           7          38.4           9
Americas Division
  (excluding the             13.4           4          21.5           5
U.S.)
                         ----------------------    ----------------------

Total revenues              435.7         100         421.0         100
                         ======================    ======================

     Revenues in the United States increased 16 percent in the first quarter of 1997, in comparison to the same 1996 period. Increased unit shipments and revenues of high-end Himalaya servers were modestly offset by reduced revenues from the UNIX system-based products.

Revenues in Europe increased 5 percent during the first quarter of 1997, compared to the same 1996 period. Increased unit shipments and revenues of high-end Himalaya products and UNIX system-based products were partially offset by reduced unit shipments and revenues of mid-range Himalaya products and the negative impact of changes in currency between the periods.

In Japan, revenues decreased 7 percent in the first quarter of 1997 in comparison to the same 1996 period. Reduced unit shipments and revenues of mid-range and low-end Himalaya products, reduced consulting revenues and the negative impact of changes in currency between the periods were partially offset by increased unit shipments and revenues of high-end Himalaya products and UNIX system-based products.

Asia/Pacific revenues decreased 17 percent during the first quarter of 1997, compared to a particularly strong quarter for unit shipments and revenues of high-end Himalaya products in the first quarter of 1996.

Cost of revenues

     During the first quarter of 1997 product margin percentages remained relatively level at 58 percent, in comparison to the same 1996 period. Computer system margins were positively impacted by improved management of discounting and other pricing programs but were offset by the negative impact on revenues of changes in foreign currencies.

Management expects product margins to decline modestly during the remainder of 1997. However, product margins are difficult to predict, as they are affected by future competitive pricing actions, geographic revenue mix, product mix, and changes in foreign currency. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Margins on service and other revenues were 32 percent in the 1997 first quarter compared to 26 percent in the 1996 first quarter. The improved margins over the 1996 first quarter were mainly attributable to improved profitability in the Company's consulting activities and by reduced costs in the hardware servicing business.

Research and development expenses

     Research and development (R&D) expenses of $66.2 million for the first quarter of 1997 decreased $6.3 million, or 9 percent, compared to the same 1996 quarter. Increases in salaries and benefits were more than offset by higher levels of software capitalization and external funding received for joint development projects. Management expects R&D spending to decline slightly from the 1997 first quarter level in the remainder of the year. However, the expected R&D spending pattern could be affected by delays or changes in product development schedules and by changes in external funding. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Marketing, general, and administrative expenses

     Marketing, general, and administrative (MG&A) expenses of $147.1 million in the first quarter of 1997 decreased $9.4 million, or 6 percent, in comparison to the first quarter of 1996. The decline in MG&A expenses is attributable mainly to restructuring actions initiated in the prior year which reduced sales and marketing headcount and reduced depreciation and occupancy expenses. These decreases were partially offset by increased spending for new product introductions and promotional costs in the first quarter of 1997. Management expects MG&A expenses to decrease modestly in the second quarter. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Restructuring activity

     Information relating to restructuring activity for the three months ended
December 31, 1996 is presented below.

---------------------------------------------------------------------------------------------------
                                         Reduction of                    Discontinued
(In thousands)                            Work Force      Facilities      Activities         Total
---------------------------------------------------------------------------------------------------
Balances, September 30, 1996                $17,939        $24,794          $13,488        $56,221

Utilized, three months ended
     December 31, 1996                      (7,308)        (2,239)            (141)        (9,688)
---------------------------------------------------------------------------------------------------
Balances, December 31, 1996                 $10,631        $22,555          $13,347        $46,533
===================================================================================================

Cash used, three months ended
     December 31, 1996                      $ 7,308        $ 2,013          $   125        $ 9,446
===================================================================================================

Impact of currency

     During the first quarter of 1997, in comparison to the first quarter of 1996, most currencies in Europe and Japan weakened against the U.S. dollar. Consequently, the translation of revenues and operating results had a negative impact on the consolidated results of the Company. Comparing the first quarter of 1997 to the first quarter of 1996, and giving effect for the results of the Company's hedging program, management estimates that foreign exchange rate movements caused a decrease in operating income of approximately $5 million.

Results  from continuing operations

     For the three month period ended December 31, 1996, the Company reported income from continuing operations of $11.8 million, or $0.10 per share, including a non-operating gain from the sale of real estate of $5.5 million. For the three month period ended December 31, 1995, the Company reported a loss from continuing operations of $21.9 million, or $0.18 per share.

The income tax provisions for the first quarters of 1997 and 1996 were $8.0 million and $6.9 million, respectively, arising principally from taxes currently payable in foreign jurisdictions. The Company expects to continue to report income for the remainder of 1997 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income.

Results from discontinued operations

     During June 1996, the Company adopted a plan to sell its networking business, UB Networks, Inc. (UB Networks), and on January 17, 1997 sold all of the outstanding capital stock of UB Networks to Newbridge Networks, Inc., a wholly-owned subsidiary of Newbridge Networks Corporation, effective December 31, 1996. The Company received initial gross proceeds (the "Base Purchase Price") in the amount of $118.0 million ($106.2 million in cash and $11.8 million deposited to a one-year escrow account) of which $13 million is attributable to estimated cash disbursements by the Company to or on behalf of UB Networks during the period January 1, 1997 through January 17, 1997. The Base Purchase Price is subject to certain adjustments that the Company estimates will be immaterial in the aggregate and is to be increased by amounts, if any, received by the Company in the future pursuant to an earn-out provision the details of which have not yet been finalized. Based upon the Base Purchase Price, the December 31, 1996 carrying value of UB Networks and estimated costs and expenses expected to be incurred in connection with this transaction, the Company anticipates that it will record a gain of approximately $3 million from this transaction in its second quarter ending March 31, 1997.

The results of operations for UB Networks for the three months ended December 31, 1996, which were deferred by the Company as part of net assets of discontinued operations, included revenues of $67.5 million, an operating loss of $23.3 million, and a non-operating gain from the sale of an investment of $29.6 million.

The results of operations for UB Networks for the three months ended December 31, 1995 included revenues of $91.5 million, an operating loss of $6.8 million, a non-operating gain from the sale of an investment of $30.6 million, and income from discontinued operations of $23.9 million, or $0.20 per share.

     Networking revenues decreased $24.0 million, or 26 percent, in the first quarter of 1997, compared to the first quarter of 1996. Networking revenues were affected by a decline in sales of more mature products and a decline in the resale of certain third party products. Networking margins declined to 27 percent in the first quarter of 1997, compared to 36 percent in the same 1996 quarter. Networking margins were negatively affected by lower sales of proprietary ethernet switching enclosures and related peripheral products, and an increased proportion of revenues from lower margin service offerings. Research and development expenses of $9.4 million in the first quarter of 1997 decreased 7 percent from the first quarter of 1996. MG&A expenses of $32.1 million in the first quarter of 1997 increased 10 percent over the first quarter of 1996. The increase in MG&A expenses is due to increased marketing and advertising expenses and to expenses associated with employee transition programs.

Financial Condition

     During the first quarter of 1997, cash and cash equivalents increased by $41 million to $128 million. The Company generated $42 million positive cash flow from operations during the first three months of the year. Investing activities for the period consumed approximately $9 million, principally through the investment in capital equipment and software, partially offset by proceeds from the sales of real estate and an investment. Financing activities provided approximately $8 million. In January 1997, the Company received the cash portion of sales proceeds from the sale of UB Networks of approximately $93 million, net of January funding by the Company.

The Company has a receivables purchase agreement with a group of financial institutions whereby the Company can sell a percentage ownership interest in an eligible pool of accounts receivable. Under the terms of the agreement, the Company retains collection and servicing responsibilities for the receivables and retains substantially the same risk of credit loss as if the interest in receivables had not been sold. The agreement allows for maximum borrowings of up to $100 million and expires in October 1997. At December 31, 1996, $68 million of financing was available to the Company under its accounts receivable purchase agreement. The maximum amount outstanding at any point during the first quarter of 1997 was $25 million. There were no amounts outstanding as of December 31, 1996 or September 30, 1996.

Accounts receivable days were 84 at December 31, 1996, excluding receivables of discontinued operations, compared to 80 days at September 30, 1996. Inventory days increased to 52 days at December 31, 1996, compared to 39 days at September 30, 1996, excluding inventories of discontinued operations.

Total debt and short-term borrowings of $174 million at December 31, 1996, including $129 million of limited recourse borrowings against lease receivables, decreased $0.8 million from September 30, 1996. Total debt as a percentage of total capital was approximately 14 percent as of December 31, 1996 and September 30, 1996.

Cash used for restructuring actions during the first quarter of 1997 aggregated approximately $9 million and was funded by cash from operations. Cash requirements for restructuring actions for the remainder of 1997 are expected to be approximately $20 million and will be funded by cash generated from operations.

The Company's sources of working capital include cash generated from operations, amounts available under the accounts receivable purchase agreement, certain uncommitted, unsecured credit lines and other financing arrangements available to the Company. Management believes that the financing sources available at December 31, 1996 can adequately meet Tandem's financing needs, both in the short and the long term.

As of December 31, 1996, the Company had approximately 7,900 full-time equivalent employees, including approximately 1,050 full-time equivalent employees employed by UB Networks.

Outlook and Risks

     Tandem's core competencies have historically centered around providing reliable, scalable hardware and software solutions for business-critical applications, such as online transaction processing (OLTP), decision support, and messaging. With the advent of the Internet and growing corporate intranets, the Company believes that computer applications will emerge that will result in media-rich, high-volume transactions, causing OLTP to be expanded to include internet transaction processing (iTP), increasing the demand for reliability and scalability in computing infrastructures. The Company believes that it is well positioned to provide the computing solutions to meet this demand.

In response to this opportunity, Tandem plans to extend its fundamentals, integral to the high-end Himalaya platform, to the Windows NT Server market. In October 1996 the Company introduced its S-series servers, ServerNet interconnect technology-enabled NonStop Himalaya servers, and introductory Windows NT Server-based systems, joining the UNIX system-based Integrity servers which were introduced in fiscal 1996. Tandem plans to continue to invest in Himalaya and Integrity servers and to leverage that investment into the Windows NT Server market. The Company is also working to extend its business-critical software applications to the Windows NT Server market.

In the context of the Company's new product strategy, the Company's future operating results are dependent upon the Company's ability to execute its new strategy, to introduce new products on a timely basis, and to manage product transitions effectively. Future operating results are also dependent upon continued demand for Himalaya and Integrity servers and the market's acceptance of the Company's new product offerings.

Another aspect of the Company's vision addresses strategic partnerships. The Company has entered into strategic partnerships with other technology companies for joint development, OEM distribution, and product licensing associated with the Company's ServerNet clustering technology and ServerWare "middleware" software. Future operating results are dependent upon the Company's ability to manage these new partnership relationships, and associated competitive risks, effectively.

To prepare for the changes in business strategy briefly outlined above, the Company changed its organizational structure during 1996 into product line business units and refocused its North American sales organization first by geography and then by line of business. These organizational changes, together with the 1996 restructuring actions, have resulted in substantial changes in the Company's management team, including, but not limited to, appointment of a new Chief Executive Officer (CEO) and a new President and Chief Operating Officer
(COO). Going forward, changes of management and organizational structure may continue to occur. The impact of such changes on the Company's future operating results cannot be predicted.

Historically, Tandem recognizes a large percentage of its revenues in the latter part of each quarter. Further, the Company's performance in the latter half of a fiscal year is typically stronger than in the beginning of a fiscal year. These trends make it difficult to forecast revenues and could subject the Company to fluctuations in revenues and earnings.

Although the Company's operating and pricing strategies and currency hedging practices take into account changes in foreign currency exchange rates over time, the Company's operating results can be affected by foreign currency exchange rates.

Forward-looking statements in this document are based on management's current expectations and involve numerous risks and uncertainties, some of which have been outlined above, that could cause actual results to differ materially.



Tandem, Himalaya, Integrity, iTP, NonStop, ServerNet, ServerWare, and the Tandem Logo are trademarks or registered trademarks of Tandem Computers Incorporated in the United States and/or other countries. Windows NT is either a registered trademark or a trademark of Microsoft Corporation in the United States and/or other countries. UB Networks is a trademark of Ungermann-Bass Networks, Inc. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Ltd. All other brand and product names are trademarks or registered trademarks of their respective companies.

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


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number      Exhibit
     -------     -------

     10.19* Tandem Computers Incorporated Deferred Compensation Plan, Amended and Restated as of October 1, 1996.

     10.20* Settlement Agreement and General Release dated January 10, 1996 between the Company and James G. Treybig.

     27          Financial Data Schedule

--------------

*  Director or officer compensatory plan.


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


                                   TANDEM COMPUTERS INCORPORATED
                                            (Registrant)


Date: February 14, 1997            By:       /s/  ENRICO L. PESATORI
                                      -----------------------------------------
                                                  Enrico L. Pesatori
                                                      President,
                                              Chief Operating Officer and
                                            Interim Chief Financial Officer



Date: February 14, 1997            By:          /s/ KENNETH R. BARBER
                                      -----------------------------------------
                                                    Kenneth R. Barber
                                                Senior Vice President and
                                                  Corporate Controller