Form 10-Q
period 1997-03-31
TANDEM COMPUTERS INC /DE/
filed 1997-05-14
CIK 315180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

             19333 Vallco Parkway, Cupertino, California 95014-2599
             ------------------------------------------------------

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

           Class:  Common Stock,              Outstanding at April 30, 1997
              $.025 par value                      115,859,969 shares

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

The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of results to be expected in the future.


                         [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                         For the three months ended            For the six months ended
                                                         ----------------------------         ---------------------------
                                                         March 31,         March 31,          March 31,         March 31,
(In thousands except per share amounts)                    1997              1996               1997              1996
-------------------------------------------------------------------------------------------------------------------------
Revenues
Product revenues                                          $363,574           $369,281        $706,336           $697,633
Service and other revenues                                 103,749            100,660         196,719            193,287
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                             467,323            469,941         903,055            890,920
-------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of product revenues                                   152,739            163,617         297,970            302,886
Cost of service and other revenues                          74,996             72,727         138,648            140,840
Research and development                                    67,183             68,968         133,365            141,403
Marketing, general, and
     administrative                                        140,258            152,093         287,361            308,586
Restructuring charge                                            --             52,000              --             52,000
-------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                   435,176            509,405         857,344            945,715
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                     32,147            (39,464)         45,711            (54,795)
Gain on sale of real estate                                     --                 --           5,463                 --
Net interest income                                          1,357                365           2,094                708
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
     before income taxes                                    33,504            (39,099)         53,268            (54,087)
Provision for income taxes                                   8,500              7,894          16,500             14,838
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                    25,004            (46,993)         36,768            (68,925)
Income (loss) from discontinued operations,
     net of income taxes                                        --             (2,564)             --             21,334
Gain on disposal of discontinued operations,
     net of income taxes                                       989                 --             989                 --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $ 25,993         $  (49,557)       $ 37,757          $ (47,591)
=========================================================================================================================

Earnings (loss) per share - continuing operations         $    .21         $     (.40)       $    .30          $    (.59)
Earnings (loss) per share - discontinued operations             --               (.02)             --                .18
Earnings per share - gain on disposal of
     discontinued operations                                   .01                 --             .01                 --
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share                                 $    .22         $     (.42)       $    .31          $    (.41)
=========================================================================================================================
Weighted average shares outstanding                        120,249            117,311         120,540            117,152
=========================================================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                     March 31,           September 30,
(In thousands except per share amount)                                  1997                 1996
------------------------------------------------------------------------------------------------------
                                     Assets
------------------------------------------------------------------------------------------------------
Current assets
Cash and equivalents                                                 $  217,299          $   87,813
Accounts receivable, net                                                424,140             475,464
Current portion of lease receivables                                     78,270              74,624
Inventories                                                              99,333             115,320
Prepaid expenses and other                                               68,852              43,749
Net current assets of discontinued operations                                --              62,593
------------------------------------------------------------------------------------------------------
Total current assets                                                    887,894             859,563
------------------------------------------------------------------------------------------------------
Property, plant, and equipment, at cost                               1,249,931           1,246,950
Accumulated depreciation and amortization                              (732,052)           (696,140)
Net property, plant, and equipment of discontinued
     operations                                                              --              30,402
------------------------------------------------------------------------------------------------------
Net property, plant, and equipment                                      517,879             581,212
------------------------------------------------------------------------------------------------------
Lease receivables                                                        83,024              86,618
------------------------------------------------------------------------------------------------------
Other assets                                                            246,052             217,580
------------------------------------------------------------------------------------------------------
Total assets                                                         $1,734,849          $1,744,973
======================================================================================================

                    Liabilities and stockholders' investment
------------------------------------------------------------------------------------------------------
Current liabilities
Accounts payable                                                     $  149,587          $  135,821
Accrued liabilities                                                     331,695             353,765
Current maturities of long-term obligations                              84,362              93,740
------------------------------------------------------------------------------------------------------
Total current liabilities                                               565,644             583,326
------------------------------------------------------------------------------------------------------
Long-term obligations                                                    79,357              75,225
------------------------------------------------------------------------------------------------------
Stockholders' investment
Common stock $.025 par value, authorized
     400,000 shares, outstanding 122,424 shares at
     March 31 and 121,318 shares at September 30                          3,060               3,033
Additional paid-in capital                                              722,862             710,264
Retained earnings                                                       457,362             420,363
Accumulated translation adjustments                                      (5,398)              3,629
Treasury stock, at cost                                                 (88,038)            (50,867)
------------------------------------------------------------------------------------------------------
Total stockholders' investment                                        1,089,848           1,086,422
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' investment                       $1,734,849          $1,744,973
======================================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                   For the six months ended
                                                             ----------------------------------
                                                                March 31,         March 31,
(In thousands)                                                    1997              1996
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                               $ 37,757           $ (47,591)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                 93,170              97,443
    Gain on disposal of discontinued operation                      (989)                 --
    Gain on sale of real estate                                   (5,463)                 --
    Restructuring charge                                              --              52,000
    Gain on sale of investment of discontinued operation              --             (30,628)
    (Gain) Loss on dispositions of property, plant,
      and equipment                                               (3,327)              1,689
    Changes in:
      Accounts receivable                                         54,440              32,664
      Inventories                                                 15,947             (23,089)
      Lease receivables                                             (223)              3,930
      Non-debt current liabilities and other                     (64,318)            (47,988)
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                        126,994              38,430
-----------------------------------------------------------------------------------------------
Cash flows from investing activities
Investment in property, plant, and equipment                     (66,530)            (89,500)
Proceeds from dispositions of property, plant,
  and equipment                                                   19,643               8,147
Proceeds from sale of discontinued operation                      93,200                  --
Proceeds from sale of investment of discontinued
  operation                                                       29,764              34,802
Proceeds from sale of real estate                                 16,856                  --
Increase in other assets                                         (54,947)            (41,360)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               37,986             (87,911)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities
Borrowings                                                        49,790              61,626
Repayments                                                       (53,066)            (43,634)
Repurchase of treasury stock                                     (37,185)                 --
Issuance of Common Stock under
  stock plans, including tax benefits                             11,728               6,596
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              (28,733)             24,588
-----------------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash
  and equivalents                                                 (5,880)             (1,972)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                  130,367             (26,865)
Cash and equivalents at beginning of period                       87,813             121,230
Net change in cash of discontinued operations                       (881)                 --
-----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                           $217,299           $  94,365
===============================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  Earnings (loss) per share
-----------------------------

Earnings per share (EPS) are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, that have a dilutive effect when applying the treasury stock method. Loss per share is calculated using the weighted average number of common shares outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 (SFAS No. 128), "EARNINGS PER SHARE." The Statement is effective for periods ending after December 15, 1997, at which time the Company will be required to change the method currently used to compute EPS. SFAS No. 128 will require entities to report "basic" and "diluted" earnings per share. For the Company, the "basic" earnings per share calculation is equivalent to its present EPS calculation, excluding the effect of dilutive stock options and warrants. The "diluted" earnings per share calculation is equivalent to the existing EPS calculation. The Company has determined that, on a pro forma basis with respect to each income statement line for which it presently reports an EPS amount, "basic" earnings per share, "diluted" earnings per share, and EPS, as presently calculated, would have been the same amount in each income statement line and each period presented, except for the six months ended March 31, 1997. In that period, "basic" earnings per share - continuing operations and "basic" earnings per share would have been $0.31 and $0.32, respectively, on a pro forma basis.

2.  Inventories
---------------

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

-----------------------------------------------------------------------
                                         March 31,        September 30,
(In thousands)                             1997               1996
-----------------------------------------------------------------------
Purchased parts and subassemblies         $53,443           $ 62,511
Work in process                            14,800             19,986
Finished goods                             31,090             32,823
-----------------------------------------------------------------------
Total                                     $99,333           $115,320
=======================================================================

3.  Investments
---------------

There were no realized gains or losses on available-for-sale securities during the three or six month periods ended March 31, 1997. Realized gains on available-for-sale securities during the three and six month periods ended March 31, 1996 were $0.4 million. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for these periods was not significant.

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

At March 31, 1997, $72 million of financing was available to the Company under its accounts receivable purchase agreement. The maximum amount outstanding under this agreement during the first six months 1997 was $25 million. There were no amounts outstanding during the quarter ended March 31, 1997 or as of September 30, 1996.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements


5.  Discontinued Operations
---------------------------

During June 1996, the Company adopted a plan to sell its networking business, UB Networks, Inc. (UB Networks), and on January 17, 1997 sold all of the outstanding capital stock of UB Networks to Newbridge Networks Inc., a wholly-owned subsidiary of Newbridge Networks Corporation, effective December 31, 1996. The Company received initial gross proceeds (the "Base Purchase Price") of $118.0 million ($106.2 million in cash and $11.8 million deposited to a one-year escrow account) of which $13.0 million is attributable to estimated cash disbursements by the Company to or on behalf of UB Networks during the period January 1, 1997 through January 17, 1997. The Base Purchase Price is subject to certain adjustments that the Company estimates will be immaterial in the aggregate and is to be increased by amounts, if any, received by the Company in the future pursuant to an earn-out provision the details of which have not yet been finalized. Based upon the Base Purchase Price, the carrying value of UB Networks and estimated costs and expenses incurred and expected to be incurred in connection with the transaction, the Company recorded a gain of $1.0 million from this transaction in its second quarter ending March 31, 1997.

The results of operations for UB Networks for the three months ended December 31, 1996, which were deferred by the Company as part of net assets of discontinued operations, included revenues of $67.5 million, an operating loss of $23.3 million, and a non-operating gain from the sale of an investment of $29.6 million.

The results of operations for UB Networks for the three months ended March 31, 1996 included revenues of $106.3 million, an operating loss of $2.3 million, and a loss from discontinued operations of $2.6 million, or $0.02 per share. The results of operations for UB Networks for the six months ended March 31, 1996 included revenues of $197.7 million, an operating loss of $9.1 million, a non-operating gain from the sale of an investment of $30.6 million, and income from discontinued operations of $21.3 million, or $0.18 per share.

6.  Restructuring
-----------------

Information relating to restructuring activity for the six months ended
March 31, 1997 is presented below.

-----------------------------------------------------------------------------------------------------------
                                        Reduction of                         Discontinued
(In thousands)                           Work Force        Facilities         Activities            Total
-----------------------------------------------------------------------------------------------------------
Balances, September 30, 1996                $17,939         $24,794               $13,488         $56,221

Utilized, six months ended
     March 31, 1997                         (15,562)         (4,395)                 (261)        (20,218)
Applicable to discontinued
     operation                                   --          (3,854)                   --          (3,854)
-----------------------------------------------------------------------------------------------------------
Balances, March 31, 1997                    $ 2,377         $16,545               $13,227         $32,149
===========================================================================================================

Cash used, six months
     ended March 31, 1997                   $15,562         $ 4,010               $   245         $19,817
===========================================================================================================

Of the total restructuring reserves remaining as of March 31, 1997, approximately $16 million is included in accrued liabilities and approximately $16 million is classified as a reduction of property, plant and equipment.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements


7.   Income Taxes
-----------------

The provision for income taxes for the three months and six months ended March 31, 1997 and 1996 arose principally from taxes currently payable in foreign jurisdictions.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       During June 1996, the Company adopted a plan to sell its networking business, UB Networks, Inc. (UB Networks), and on January 17, 1997, sold all of the outstanding capital stock of UB Networks to Newbridge Networks, Inc., a wholly-owned subsidiary of Newbridge Networks Corporation, effective December 31, 1996. The Company's consolidated financial statements have been presented for all periods to reflect UB Networks as a discontinued operation.

The discussion of operating results and financial tables that follow pertain to the Company's continuing operations, the computer systems business. Discontinued operations are discussed separately.

Selected Operating Statistics

       The following tables summarize operating statistics for the second quarter and first six months of fiscal 1997 and 1996. The first table shows the relationship of revenue and expense items to total revenues, except costs of product and services, which are shown in relation to product revenues and service revenues, respectively. The second table shows the percentage change in 1997 and 1996 from the comparable prior year periods.

The Company's fiscal year ends on September 30. References to 1997 and 1996 in this section represent the Company's fiscal years.

                            Percent of Total Revenues
                      (Except cost of product and service)

                                                        Three Months Ended          Six Months Ended
                                                             March 31,                  March 31,
-----------------------------------------------------------------------------------------------------
                                                        1997          1996          1997        1996
-----------------------------------------------------------------------------------------------------
Product revenues                                          78           79            78          78
Service and other revenues                                22           21            22          22
-----------------------------------------------------------------------------------------------------
Total Revenues                                           100          100            100        100
-----------------------------------------------------------------------------------------------------
Cost of product revenues                                  42           44            42          43
Cost of service and other revenues                        72           72            70          73
-----------------------------------------------------------------------------------------------------
Total cost of revenues                                    49           50            48          50
Research and development                                  14           15            15          16
Marketing, general, and
   administrative                                         30           32            32          34
Restructuring charge                                     --            11            --          6
-----------------------------------------------------------------------------------------------------
Operating income (loss)                                   7            (8)            5         (6)
Net interest income                                      --            --             1          --
-----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                                    7            (8)            6         (6)
Provision for income taxes                                2             2             2          1
-----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  5           (10)            4         (7)
Income (loss) from discontinued operations,
   net of income taxes                                   --           (1)            --          2
Gain on disposal of discontinued operations,
   net of income taxes                                    1            --            --          --
-----------------------------------------------------------------------------------------------------
Net income (loss)                                         6           (11)            4         (5)
=====================================================================================================

                           Percent Increase (Decrease)

                                                        Three Months Ended          Six Months Ended
                                                             March 31,                  March 31,
-----------------------------------------------------------------------------------------------------
                                                        1997          1996          1997        1996
-----------------------------------------------------------------------------------------------------
Product revenues                                         (2)           9              1         (1)
Service and other revenues                                3            13             2          14
-----------------------------------------------------------------------------------------------------
Total revenues                                           (1)           10             1          2
-----------------------------------------------------------------------------------------------------
Cost of product revenues                                 (7)           14            (2)         3
Cost of service and other revenues                        3            17            (2)         22
-----------------------------------------------------------------------------------------------------
Total cost of revenues                                   (4)           15            (2)         9
Research and development                                 (3)            1            (6)         6
Marketing, general, and
   administrative                                        (8)           10            (7)         9
Restructuring charge                                     N/M          N/M            N/M        N/M
-----------------------------------------------------------------------------------------------------
Operating income (loss)                                  N/M          N/M            N/M        N/M
Net interest income                                      272          (77)           196        (77)
-----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                                   N/M          N/M            N/M        N/M
Provision for income taxes                                8            130           11          85
-----------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                 N/M          N/M            N/M        N/M
Income (loss) from discontinued operations,
   net of income taxes                                   N/M          N/M            N/M        N/M
Gain on disposal of discontinued operations,
   net of income taxes                                   N/M          N/A            N/M        N/A
-----------------------------------------------------------------------------------------------------
Net income (loss)                                        N/M          N/M            N/M        N/M
=====================================================================================================

Earnings (loss) per share                                N/M          N/M            N/M        N/M
=====================================================================================================
       N/A - Not applicable                        N/M - Not meaningful

Operating Results

Revenues

     Total revenues of $467.3 million during the second quarter of 1997 decreased $2.6 million, or 1 percent, compared to the second quarter of 1996.

Product revenues of $363.6 million for the second quarter of 1997 decreased $5.7 million, or 2 percent, from the same quarter of 1996. The decrease in product revenues is primarily attributable to the negative impact of the stronger U.S. dollar versus certain European and Japanese currencies from a year ago. This decrease is partially offset by increased unit shipments of the mid-range Himalaya products.

Service and other revenues of $103.7 million for the second quarter of 1997 increased $3.1 million, or 3 percent compared to the second quarter of 1996. The increase in service and other revenues is primarily due to increased hardware service revenues, partially offset by the negative impact of certain currency exchange rate movements between the periods.

Total revenues of $903.1 million for the first six months of 1997 increased $12.1 million, or 1 percent compared to the first six months of 1996. Product revenues of $706.3 million increased $8.7 million, or 1 percent, from the same period of 1996. The increase in product revenues is primarily attributable to increased unit shipments of the high-end Himalaya products. This increase is partially offset by the negative impact of certain currency exchange rate movements from the previous year. Service and other revenues of $196.7 million increased $3.4 million, or 2 percent, from the comparable 1996 period. The increase in service and other revenues is primarily due to increased hardware service revenues, partially offset by the negative impact of certain currency exchange rate movements between the periods.

Geographic--The table below summarizes revenues derived from Tandem's
----------
domestic and international operations and the percentage of revenues contributed by geographic location for the indicated periods. Current quarter and year-to-date growth rates in the various geographic regions are not necessarily representative of future results.

                                      Three Months Ended March 31,             Six Months Ended March 31,
(Dollars in millions)               1997                   1996                   1997                1996
                             ------------------   ---------------------   -------------------   -----------------
                                 $         %         $            %           $         %          $         %
                             ------------------   ---------------------   -------------------   -----------------

United States                  216.5      46        230.4         49        426.3       47        410.6     46
Europe
  United Kingdom                42.1       9         32.5          7         75.4        8         69.7      8
  Germany                       25.3       5         25.5          5         57.3        6         49.3      6
  Other Europe                  58.0      13         68.0         15        116.4       14        125.1     13
                             ------------------   ---------------------   -------------------   -----------------
        Total Europe           125.4      27        126.0         27        249.1       28        244.1     27

Japan                           70.9      15         66.9         14        129.0       14        129.7     15
Asia/Pacific                    33.9       7         24.7          5         65.8        7         63.0      7
Americas Division
  (excluding the U.S.)          20.6       5         22.0          5         32.9        4         43.5      5
                             ------------------   ---------------------   -------------------   -----------------

Total revenues                 467.3     100        470.0        100        903.1      100        890.9    100
                             ==================   =====================   ===================   =================

       Revenues in the United States decreased 6 percent in the second quarter of 1997 compared to the second quarter of 1996. In the quarterly comparison, decreased unit shipments of high-end Himalaya servers were modestly offset by increased revenues from the mid-range Himalaya products. Revenues in the United States increased 4 percent in the six month period ended March 31, 1997, in comparison to the same 1996 period. This increase is attributable primarily to increased unit shipments of high-end Himalaya servers and increased revenues from the mid-range Himalaya products, partially offset by reduced revenues from the UNIX system-based products.

Revenues in Europe were essentially flat during the second quarter of 1997 compared to the second quarter of 1996. In the quarterly comparison, increased unit shipments of mid-range Himalaya products were offset by the negative impact of certain currency exchange rate movements between the periods. European revenues increased 2 percent in the first six months of 1997, compared to the same 1996 period. For the six month comparison, increased unit shipments of the high-end Himalaya products and increased revenues from the UNIX system-based products were partially offset by the negative impact of certain currency exchange rate movements between the periods.

In Japan, revenues increased 6 percent in the second quarter of 1997, compared to the same 1996 period. In the quarterly comparison, increased unit shipments of high-end Himalaya products were partially offset by the negative impact of certain currency exchange rate movements between the periods. Revenues in Japan were essentially flat in the first six months of 1997, compared to the same 1996 period. For the six month comparison, increased unit shipments of high-end Himalaya products were generally offset by the negative impact of certain currency exchange rate movements between the periods, decreased unit shipments of mid-range Himalaya products, and reduced consulting revenues.

Asia/Pacific revenues increased 38 percent during the second quarter of 1997, compared to the second quarter of 1996, which was a particularly weak period for unit shipments of highend Himalaya products . Asia/Pacific revenues increased 4 percent during the first six months of 1997 compared to the first six months of 1996.

Cost of revenues

       During the second quarter of 1997, product margin percentages increased to 58 percent as compared to 56 percent in the same 1996 period. During the first six months of 1997, product margin percentages increased to 58 percent in comparison to 57 percent in the same 1996 period. Computer system margins were positively impacted by improved management of discounting and other pricing management programs. This improvement was partially offset by the negative impact on revenues of certain currency exchange rate movements.

Management expects product margins to decline slightly during the remainder of 1997. However, product margins are difficult to predict, as they are affected by future competitive pricing actions, geographic revenue mix, product mix, and changes in foreign currency. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Margins on service and other revenues were 28 percent in the second quarter of both 1997 and 1996. Margins on service and other revenues increased to 30 percent in the first six months of 1997 as compared to 27 percent in the same 1996 period. These improved margins were primarily attributable to increased profitability of the Company's consulting activities, and reduced costs in the hardware servicing business.

Research and development expenses

       Research and development (R&D) expenses of $67.2 million for the second quarter of 1997 decreased $1.8 million, or 3 percent, compared to the same 1996 quarter. R&D expenses of $133.4 million for the first six months of 1997 decreased $8.0 million, or 6 percent, compared to the same 1996 period. In both the quarterly and six month comparison, higher levels of external funding received for joint development projects and decreases in both development material and tooling costs were partially offset by increases in salaries and benefits. Management expects R&D spending to decline slightly from the 1997 second quarter level in the remainder of the year. However, the expected R&D spending pattern could be affected by factors such as changes in product development schedules and changes in external funding levels. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Marketing, general, and administrative expenses

       Marketing, general, and administrative (MG&A) expenses of $140.3 million in the second quarter of 1997 decreased $11.8 million, or 8 percent, in comparison to the second quarter of 1996. The decline in MG&A expenses is attributable mainly to restructuring actions initiated in the prior year, which reduced sales and marketing headcount, as well as reduced travel, depreciation and occupancy expenses. MG&A expenses for the first six months of 1997 decreased $21.2 million, or 7 percent, to $287.4 million. The decrease in MG&A expenses in the 1997 six month period is primarily attributable to the restructuring actions described above, partially offset by increased spending for new product introductions and promotional costs in the first quarter of 1997. In the second half of 1997, management expects MG&A expenses, excluding commissions, to decline slightly from the 1997 second quarter level, and in total to decline as a percentage of revenues. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Restructuring activity

       During the second quarter of 1996, the Company initiated a restructuring program to transform the Company's organizational structure in order to align resources with a new strategic business model and to lower the Company's cost structure. The restructuring actions resulted in a charge of $52.0 million and included reducing headcount, vacating leased facilities, and disposing of assets to discontinue certain product programs and other activities.

Information relating to restructuring activity for the six months ended
March 31, 1997 is presented below.

---------------------------------------------------------------------------------------------------------
                                        Reduction of                         Discontinued
(In thousands)                           Work Force         Facilities         Activities        Total
---------------------------------------------------------------------------------------------------------
Balances, September 30, 1996              $ 17,939           $ 24,794            $ 13,488      $ 56,221

Utilized, six months ended
     March 31, 1997                        (15,562)            (4,395)               (261)      (20,218)
Applicable to discontinued
     operation                                  --             (3,854)                 --        (3,854)
---------------------------------------------------------------------------------------------------------
Balances, March 31, 1997                  $  2,377           $ 16,545            $ 13,227      $ 32,149
=========================================================================================================

Cash used, six months ended
     March 31, 1997                       $ 15,562           $  4,010            $    245      $ 19,817
=========================================================================================================

Impact of currency exchange rates

       During the second quarter and first six months of 1997, in comparison to the same 1996 periods, many currencies in Europe and the Japanese Yen weakened against the U.S. dollar. The translation of revenues and operating results had a negative impact on the consolidated results of the Company. However, such impact was significantly mitigated by the Company's hedging program.

Results from continuing operations

       For the three month period ended March 31, 1997, the Company reported income from continuing operations of $25.0 million, or $0.21 per share. For the six month period ended March 31, 1997, the Company reported income from continuing operations of $36.8 million, or $0.30 per share. For the three and six month periods ended March 31, 1996, the Company reported a loss from continuing operations of $47.0 million, or $0.40 per share, and $68.9 million, or $0.59 per share, respectively. The results for the 1996 periods included the $52.0 million restructuring charge.

The income tax provisions for the second quarters of 1997 and 1996 were $8.5 million and $7.9 million, respectively, arising principally from taxes currently payable in foreign jurisdictions. The income tax provisions for the first six months of 1997 and 1996 were $16.5 million and $14.8 million, respectively, arising principally from taxes currently payable in foreign jurisdictions. The Company expects to continue to report income for the remainder of 1997 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income.

Results from discontinued operations

       During June 1996, the Company adopted a plan to sell its networking business, UB Networks, Inc. (UB Networks), and on January 17, 1997 sold all of the outstanding capital stock of UB Networks to Newbridge Networks, Inc., a wholly-owned subsidiary of Newbridge Networks Corporation, effective December 31, 1996. The Company received initial gross proceeds (the "Base Purchase Price") in the amount of $118.0 million ($106.2 million in cash and $11.8 million deposited to a one-year escrow account) of which $13.0 million is attributable to estimated cash disbursements by the Company to or on behalf of UB Networks during the period January 1, 1997 through January 17, 1997. The Base Purchase Price is subject to certain adjustments that the Company estimates will be immaterial in the aggregate and is to be increased by amounts, if any, received by the Company in the future pursuant to an earn-out provision the details of which have not yet been finalized. Based upon the Base Purchase Price, the carrying value of UB Networks and estimated costs and expenses incurred and expected to be incurred in connection with this transaction, the Company recorded a gain of $1.0 million from this transaction in its second quarter ending March 31, 1997.

The results of operations for UB Networks for the three months ended December 31, 1996, which were deferred by the Company as part of net assets of discontinued operations, included revenues of $67.5 million, an operating loss of $23.3 million, and a non-operating gain from the sale of an investment of $29.6 million.

The results of operations for UB Networks for the three months ended March 31, 1996 included revenues of $106.3 million, an operating loss of $2.3 million, and a loss from discontinued operations of $2.6 million, or $0.02 per share. The results of operations for UB Networks for the six months ended March 31, 1996 included of revenues of $197.7 million, an operating loss of $9.1 million, a non-operating gain from the sale of an investment of $30.6 million, and income from discontinued operations of $21.3 million, or $0.18 per share.

Financial condition

       During the first six months of 1997, cash and cash equivalents increased by $130 million to $217 million. The Company generated $127 million positive cash flow from operations during the first six months of the year. Investing activities for the period provided approximately $38 million, principally through proceeds from the sale of discontinued operations (approximately $93 million) and proceeds from the sale of real estate, partially offset by investment in capital equipment and software. Financing activities consumed approximately $29 million, primarily from the purchase of treasury stock, partially offset by issuances of common stock under the Company's stock plans.

The Company has a receivables purchase agreement with a group of financial institutions whereby the Company can sell a percentage ownership interest in an eligible pool of accounts receivable. Under the terms of the agreement, the Company retains collection and servicing responsibilities for the receivables and retains substantially the same risk of credit loss as if the interest in receivables had not been sold. The agreement allows for maximum borrowings of up to $100 million and expires in October 1997. At March 31, 1997, $72 million of financing was available to the Company under its accounts receivable purchase agreement. The maximum amount outstanding at any point during the first six months of 1997 was $25 million. There were no amounts outstanding during the quarter ended March 31, 1997 or as of September 30, 1996.

Accounts receivable days were 83 at March 31, 1997 compared to 80 days at September 30, 1996. Inventory days were 40 at March 31, 1997 compared to 39 days at September 30, 1996.

Total debt and short-term borrowings of $169 million at March 31, 1997, including $135 million of limited recourse borrowings against lease receivables, decreased $6.5 million from September 30, 1996. Total debt as a percentage of total capital was approximately 13 percent as of March 31, 1997 compared to 14 percent as of September 30, 1996.

Cash used for restructuring actions during the first six months of 1997 aggregated approximately $20 million and was funded by cash from operations. Cash requirements for restructuring action for the remainder of 1997 are expected to be approximately $7 million and will be funded by cash generated from operations.

The Company's sources of working capital include cash generated from operations, amounts available under the accounts receivable purchase agreement, certain uncommitted, unsecured credit lines and other financing arrangements available to the Company. Management believes that the financing sources available at March 31, 1997 can adequately meet Tandem's financing needs, both in the short and the long term.

As of March 31, 1997, the Company had approximately 6,900 full-time equivalent employees.

Outlook and Risks

       Tandem's core competencies have historically centered around providing reliable, scaleable hardware and software solutions for business-critical applications, such as online transaction processing (OLTP), decision support, and messaging. With the advent of the Internet and growing corporate intranets, the Company believes that computer applications will emerge that will result in media-rich, high-volume transactions, causing OLTP to be expanded to include internet transaction processing (iTP), increasing the demand for reliability and scalability in computing infrastructures. The Company believes that it is well positioned to provide the computing solutions to meet this demand.

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

Another aspect of the Company's vision addresses strategic partnerships. The Company has entered into strategic partnerships with other technology companies for joint development, OEM distribution, and product licensing associated with the Company's ServerNet clustering technology and NonStop Software. Future operating results are dependent upon the Company's ability to manage these new partnership relationships, and associated competitive risks, effectively.

To prepare for the changes in business strategy briefly outlined above, the Company changed its organizational structure during 1996 into product line business units and refocused its North American sales organization first by geography and then by line of business. These organizational changes, together with the 1996 restructuring actions, have resulted in substantial changes in the Company's management team, including, but not limited to, a new President and Chief Operating Officer (COO). Going forward, changes of management and organizational structure may continue to occur. The impact of such changes on the Company's future operating results cannot be predicted.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       The Annual Meeting of Stockholders of the Company was held on January 28, 1997, in Cupertino, California. Three matters were voted upon:

       (a) Proposal 1. To elect two Class II Directors to hold office until
2000.

       (b) Proposal 2. To consider and vote upon a proposal to adopt the Tandem Computers Incorporated 1997 Stock Plan.

       (c) Proposal 3. To ratify the appointment of Ernst & Young as the Company's independent auditors.

All matters were voted on, as follows:

Proposal 1 -  Election of Class II Director - Franklin P. Johnson, Jr.

        For                            Authority Withheld
        ---                            ------------------

    93,375,929                             12,912,953


                Election of Class II Director - Thomas J. Perkins

        For                           Authority Withheld
        ---                           ------------------
     104,729,080                          1,559,802

Proposal 2 -  Adoption of Tandem Computers Incorporated 1997 Stock Plan

          For                    Against                   Abstain
          ---                    -------                   -------

      59,418,082                45,593,678                1,227,122


Proposal 3 - Appointment of Ernst & Young as Independent Auditors

          For                    Against                   Abstain
          ---                    -------                   -------

      105,828,627                265,051                   195,204


Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits required by Item 601 of Regulation S-K

        Exhibit
        Number        Exhibit
        -------       -------

         3.1* Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.

         3.2* Bylaws of the Company, as amended, filed as Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1996, is hereby incorporated by reference.

         10.21** Supplement dated December 23, 1996 to Settlement Agreement and General Release dated January 18, 1996 between the Company and James G. Treybig which was previously filed with the Commission on February 14, 1997 in the Company's Report on Form 10-Q for the quarterly period ended December 31, 1996.

         10.22** Separation Agreement, Release and Consulting Agreement dated February 21, 1997 between the Company and David J. Rynne.

         27           Financial Data Schedule

--------------

*   Incorporated by reference.
**  Director or officer compensatory plan.

       (b) Reports on Form 8-K: A report on Form 8-K, Item 2 was filed by the Registrant with the Commission on February 3, 1997 to report the sale by the Company on January 17, 1997 of all of the outstanding stock of Ungermann-Bass Networks, Inc., a Delaware corporation doing business as UB Networks, Inc. ("UB Networks"), to Newbridge Networks, Inc., a Delaware corporation and wholly owned subsidiary of Newbridge Networks Corporation, a corporation organized under the laws of Canada ("Newbridge"), effective December 31, 1996. The following financial statements were filed as exhibit 99.1 to the 8-K:

       a. Pro Forma Consolidated Balance Sheet at December 31, 1996 (Unaudited)

       b. Notes to Pro Forma Consolidated Balance Sheet at December 31, 1996 (Unaudited)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TANDEM COMPUTERS INCORPORATED
                                                    (Registrant)


Date: May 14, 1997                    By:      /s/ Enrico L. Pesatori
                                         --------------------------------------
                                                   Enrico L. Pesatori
                                                        President,
                                               Chief Operating Officer and
                                             Interim Chief Financial Officer


Date: May 14, 1997                    By:       /s/ Kenneth R. Barber
                                         --------------------------------------
                                                    Kenneth R. Barber
                                                Senior Vice President and
                                                  Corporate Controller

                                INDEX TO EXHIBITS


Exhibit                                                                     Page
-------                                                                     ----

  3.1      Restated Certificate of Incorporation of the Company, filed        *
           as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1994, is hereby incorporated by reference.


  3.2      Bylaws of the Company, as amended, filed as Exhibit 3.2            *
           to the Company's Report on Form 10-K for the fiscal year ended September 30, 1996, is hereby incorporated by reference.


10.21** Supplement dated December 23, 1996 to Settlement Agreement and General Release dated January 18, 1996 between the Company and James G. Treybig which was previously filed with the Commission on February 14, 1997 in the Company's Report on Form 10-Q for the quarterly period ended December 31, 1996.


10.22** Separation Agreement, Release and Consulting Agreement dated February 21, 1997 between the Company and David
           J. Rynne.

   27      Financial Data Schedule

*  Incorporated by reference.
** Director or officer compensatory plan.