Form 10-Q
period 1997-06-30
TANDEM COMPUTERS INC /DE/
filed 1997-08-14
CIK 315180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-9134

                          TANDEM COMPUTERS INCORPORATED

          Delaware                                  94-2266618
   ----------------------                      --------------------
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

       Class:  Common Stock,                  Outstanding at July 28, 1997
          $.025 par value                          118,074,615 shares

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

The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of results to be expected in the future.


                         [STATEMENTS ON FOLLOWING PAGES]

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                               For the three months ended    For the nine months ended
                                                               --------------------------    -------------------------
                                                                   June 30,      June 30,       June 30,      June 30,
(In thousands, except per share amounts)                             1997          1996           1997          1996
----------------------------------------------------------------------------------------------------------------------
REVENUES
Product revenues                                                $   392,692   $   372,208    $ 1,099,028   $ 1,069,841
Service and other revenues                                          109,882        93,570        306,601       286,857
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                      502,574       465,778      1,405,629     1,356,698
----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of product revenues                                            154,375       160,152        452,345       463,038
Cost of service and other revenues                                   80,979        66,859        219,627       207,699
Research and development                                             69,433        69,348        202,798       210,751
Marketing, general, and
     administrative                                                 147,600       139,184        434,961       447,770
Restructuring charge                                                     --            --             --        52,000
----------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                            452,387       435,543      1,309,731     1,381,258
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                              50,187        30,235         95,898       (24,560)
Gain on sale of real estate                                              --            --          5,463            --
Net interest income                                                   2,049            22          4,143           730
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                             52,236        30,257        105,504       (23,830)
Provision for income taxes                                            9,000         6,919         25,500        21,757
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             43,236        23,338         80,004       (45,587)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
     NET OF INCOME TAXES                                                 --       (15,440)            --         5,894
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS,
     NET OF INCOME TAXES                                                 --            --            989            --
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                               $    43,236   $     7,898    $    80,993   $   (39,693)
======================================================================================================================

PRIMARY EARNINGS (LOSS) PER SHARE
   CONTINUING OPERATIONS                                        $       .36   $       .20    $       .66   $      (.39)
   DISCONTINUED OPERATIONS                                               --          (.13)            --           .05
   GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                          --            --            .01            --
----------------------------------------------------------------------------------------------------------------------
   EARNINGS (LOSS) PER SHARE                                    $       .36   $       .07    $       .67   $      (.34)
======================================================================================================================
Primary weighted average shares outstanding                         119,524       118,978        120,201       117,346
======================================================================================================================

FULLY DILUTED EARNINGS (LOSS) PER SHARE
   CONTINUING OPERATIONS                                        $       .35   $       .20    $       .64   $      (.39)
   DISCONTINUED OPERATIONS                                               --          (.13)            --           .05
   GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                           --            --            .01            --
----------------------------------------------------------------------------------------------------------------------
   EARNINGS (LOSS) PER SHARE                                    $       .35   $       .07    $       .65   $      (.34)
======================================================================================================================
Fully diluted weighted average shares outstanding                   124,238       119,512        125,497       117,346
======================================================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                            June 30,              September 30,
(In thousands, except per share amount)                                       1997                    1996
--------------------------------------------------------------------------------------------------------------
                              ASSETS
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and equivalents                                                       $  227,822             $   87,813
Accounts receivable, net                                                      430,712                475,464
Current portion of lease receivables                                           85,702                 74,624
Inventories                                                                    97,304                115,320
Prepaid expenses and other                                                     76,904                 43,749
Net current assets of discontinued operations                                      --                 62,593
--------------------------------------------------------------------------------------------------------------
Total current assets                                                          918,444                859,563
--------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT, at cost                                     1,267,894              1,246,950
Accumulated depreciation and amortization                                    (744,821)              (696,140)
Net property, plant, and equipment of discontinued
     operations                                                                    --                 30,402
--------------------------------------------------------------------------------------------------------------
Net property, plant, and equipment                                            523,073                581,212
--------------------------------------------------------------------------------------------------------------
LEASE RECEIVABLES                                                              92,286                 86,618
--------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                  256,552                217,580
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $1,790,355             $1,744,973
==============================================================================================================

                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
--------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                           $  140,632             $  135,821
Accrued liabilities                                                           344,436                353,765
Current maturities of long-term obligations                                    82,888                 93,740
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     567,956                583,326
--------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS                                                          87,078                 75,225
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' INVESTMENT
Common stock $.025 par value, authorized
     400,000 shares, outstanding 123,531 shares at
     June 30 and 121,318 shares at September 30                                 3,088                  3,033
Additional paid-in capital                                                    736,015                710,264
Retained earnings                                                             499,697                420,363
Accumulated translation adjustments                                            (6,816)                 3,629
Treasury stock, at cost                                                       (96,663)               (50,867)
--------------------------------------------------------------------------------------------------------------
Total stockholders' investment                                              1,135,321              1,086,422
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                             $1,790,355             $1,744,973
==============================================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------
                                                                           For the nine months ended
                                                                  ---------------------------------------
                                                                         June 30,            June 30,
(In thousands)                                                             1997                1996
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $ 80,993            $  (39,693)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                         138,277               146,799
    Gain on disposal of discontinued operation                               (989)                   --
    Gain on sale of real estate                                            (5,463)                   --
    Restructuring charge                                                       --                52,000
    Gain on sale of investment of discontinued operation                       --               (30,628)
    (Gain) Loss on dispositions of property, plant,
      and equipment                                                        (2,232)                1,585
    Changes in:
      Accounts receivable                                                  49,098                50,513
      Inventories                                                          19,064               (34,068)
      Lease receivables                                                   (16,986)                5,708
      Non-debt current liabilities and other                              (71,724)              (87,448)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 190,038                64,768
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant, and equipment                             (104,635)             (115,559)
Proceeds from dispositions of property, plant,
  and equipment                                                            21,106                11,373
Proceeds from sale of discontinued operation                               93,200                    --
Proceeds from sale of investment of discontinued
  operation                                                                29,764                34,802
Proceeds from sale of real estate                                          16,856                    --
Increase in other assets                                                  (79,111)              (67,507)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (22,820)             (136,891)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                                 84,267                88,100
Repayments                                                                (82,138)              (62,842)
Repurchase of treasury stock                                              (45,817)                   --
Issuance of Common Stock under
  stock plans, including tax benefits                                      24,841                10,514
Issuance of warrants                                                           --                 5,700
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       (18,847)               41,472
---------------------------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash
  and equivalents                                                          (7,481)               (5,462)
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           140,890               (36,113)
Cash and equivalents at beginning of period                                87,813               121,230
Net change in cash of discontinued operations                                (881)              (11,167)
---------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                    $227,822             $  73,950
=========================================================================================================
See accompanying notes.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  EARNINGS (LOSS) PER SHARE
-----------------------------

Earnings per share (EPS) are based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method. Loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted earnings per share also reflect additional dilution related to stock options and warrants due to the use of the market price at the end of the period, when higher than the average price for the period.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 (SFAS No. 128), EARNINGS PER SHARE. The Statement is effective for periods ending after December 15, 1997, at which time the Company will be required to change the method currently used to compute EPS. SFAS No. 128 will require entities to report "basic" and "diluted" earnings per share. For the Company, the basic earnings per share calculation is equivalent to its present EPS calculation, excluding the effect of dilutive stock options and warrants. The diluted earnings per share calculation is equivalent to the existing primary EPS calculation.

The Company has determined that, on a pro forma basis, basic earnings per share and diluted earnings per share would have been as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                        For the three months ended             For the nine months ended
                                                   ------------------------------------      ------------------------------
                                                         June 30,          June 30,             June 30,          June 30,
                                                           1997              1996                 1997              1996
---------------------------------------------------------------------------------------------------------------------------
Pro forma basic earnings (loss) per share
   Continuing operations                               $       .37     $          .20         $       .68     $        (.39)
   Discontinued operations                                      --               (.13)                 --               .05
   Gain on disposal of discontinued
     operations                                                 --                 --                 .01                --
---------------------------------------------------------------------------------------------------------------------------
   Pro forma basic earnings (loss) per share           $       .37     $          .07         $       .69     $        (.34)
===========================================================================================================================

Pro forma diluted earnings (loss) per share
   Continuing operations                               $       .36     $          .20         $       .66     $        (.39)
   Discontinued operations                                      --               (.13)                 --               .05
   Gain on disposal of discontinued
     operations                                                 --                 --                 .01                --
---------------------------------------------------------------------------------------------------------------------------
   Pro forma diluted earnings (loss) per share         $       .36     $          .07         $       .67     $        (.34)
===========================================================================================================================

2.    INVENTORIES
-----------------

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows:

--------------------------------------------------------------------------------
                                               June 30,            September 30,
(In thousands)                                   1997                  1996
--------------------------------------------------------------------------------
Purchased parts and subassemblies              $45,508                $ 62,511
Work in process                                 20,277                  19,986
Finished goods                                  31,519                  32,823
--------------------------------------------------------------------------------
Total                                          $97,304                $115,320
================================================================================

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS
---------------

Realized gains on available-for-sale securities during the three and nine month periods ended June 30, 1997 and 1996 were not significant. The net adjustment to unrealized holding gains (losses) on available-for-sale securities for these periods was not significant.

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

At June 30, 1997, $73 million of financing was available to the Company under its accounts receivable purchase agreement. The maximum amount outstanding under this agreement during the first nine months 1997 was $25 million. There were no amounts outstanding during the quarter ended June 30, 1997 or as of September 30, 1996.

5.  DISCONTINUED OPERATIONS
---------------------------

During June 1996, the Company adopted a plan to sell its networking business, UB Networks, Inc. (UB Networks), and on January 17, 1997, sold all of the outstanding capital stock of UB Networks to Newbridge Networks Inc., a wholly-owned subsidiary of Newbridge Networks Corporation, effective December 31, 1996. The Company received initial gross proceeds (the "Base Purchase Price") of $118.0 million ($106.2 million in cash and $11.8 million deposited to a one-year escrow account) of which $13.0 million is attributable to estimated cash disbursements by the Company to or on behalf of UB Networks during the period January 1, 1997, through January 17, 1997. The Base Purchase Price is subject to certain adjustments that the Company estimates will be immaterial in the aggregate and is to be increased by amounts, if any, received by the Company in the future pursuant to an earn-out provision, the details of which have not yet been finalized. Based upon the Base Purchase Price, the carrying value of UB Networks, and estimated costs and expenses incurred and expected to be incurred in connection with the transaction, the Company recorded a gain of $1.0 million from this transaction in its second quarter ending March 31, 1997.

The results of operations for UB Networks for the three months ended December 31, 1996, which were deferred by the Company as part of net assets of discontinued operations, included revenues of $67.5 million, an operating loss of $23.3 million, and a non-operating gain from the sale of an investment of $29.6 million.

The results of operations for UB Networks for the three months ended June 30, 1996, included revenues of $82.1 million, an operating loss of $15.4 million, and a loss from discontinued operations of $15.4 million, or $0.13 per share. The results of operations for UB Networks for the nine months ended June 30, 1996, included revenues of $279.9 million, an operating loss of $24.5 million, a non-operating gain from the sale of an investment of $30.6 million, and income from discontinued operations of $5.9 million, or $0.05 per share.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  RESTRUCTURING
-----------------

Information relating to restructuring activity for the nine months ended June
30, 1997 is presented below.

---------------------------------------------------------------------------------------------------
                                       Reduction of                     Discontinued
(In thousands)                          Work Force      Facilities       Activities         Total
---------------------------------------------------------------------------------------------------
Balances, September 30, 1996               $17,939        $24,794           $13,488        $56,221

Utilized, nine months ended
     June 30, 1997                         (17,535)        (5,821)           (1,130)       (24,486)
Applicable to discontinued
     operation                                  --         (3,854)               --         (3,854)
---------------------------------------------------------------------------------------------------
Balances, June 30, 1997                    $   404        $15,119           $12,358        $27,881
===================================================================================================

Cash used, nine months
     ended June 30, 1997                   $17,535        $ 5,382           $   848        $23,765
===================================================================================================

Of the total restructuring reserves remaining as of June 30, 1997, approximately $12 million is included in accrued liabilities and approximately $16 million is classified as a reduction of property, plant and equipment.

7.   INCOME TAXES
-----------------

The provision for income taxes for the three months and nine months ended June 30, 1997, and 1996, arose principally from taxes currently payable in foreign jurisdictions.

8.   CASH DIVIDENDS
-------------------

The Company has not declared or paid any cash dividends and has no plans to do so in the foreseeable future.

9.   COMMITMENTS AND CONTINGENCIES
----------------------------------

The Company and three principal officers were named as defendants in a class action complaint for damages filed in the United States District Court for the Northern District of California on July 19, 1995. The class action was purported to be on behalf of purchasers of the Company's Common Stock between March 8, 1995, and July 12, 1995. The complaint alleged violations of Section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5. On June 30, 1997, the court entered judgment in favor of the Company on all claims. The plaintiffs have waived their right of appeal and the judgment is, therefore, final.

TANDEM COMPUTERS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     PROPOSED MERGER WITH COMPAQ COMPUTER CORPORATION
--------------------------------------------------------

On June 23, 1997, the Company and Compaq Computer Corporation (Compaq) announced the execution of a merger agreement (Merger Agreement) in a stock-for-stock transaction. Under the terms of the Merger Agreement, shares of and options to purchase the Company's common stock were to be exchanged for shares of and options to purchase Compaq common stock at an exchange ratio of 1 share of the Company's common stock for 0.21 shares of Compaq common stock. The exchange ratio has been adjusted to 1 share of the Company's common stock to 0.525 shares of Compaq common stock to reflect Compaq's five-for-two stock split announced on July 1, 1997. The transaction is intended to qualify as a pooling of interests for accounting and financial reporting purposes, and is structured to qualify as a tax-free reorganization.

The Company has filed required documents with various regulatory agencies regarding the proposed merger. The applicable waiting periods for certain filings have expired. The transaction is conditioned upon satisfactory completion of all regulatory requirements, obtaining approval of the Company's stockholders, and other customary closing conditions.

The Company estimates that it will incur merger-related fees and expenses of approximately $16.8 million, consisting primarily of transaction costs for fees and expenses of investment bankers, attorneys and accountants. In addition, if the merger is consummated, the Company will become obligated to pay special bonuses totaling approximately $4.6 million. If the merger is terminated prior to consummation, Tandem may be required, among other things, to incur a termination fee of $55 million.

11.  SUBSEQUENT EVENT
---------------------

Effective July 1, 1997, the Company acquired an additional 50 percent ownership interest in Tandem Computers de Mexico de C.V. (Tandem de Mexico) for a total acquisition cost of approximately $14.5 million. As a result, the Company has a 95 percent ownership interest in Tandem de Mexico. Tandem de Mexico is primarily engaged in selling and servicing products manufactured by the Company. The Company will account for this additional investment using the purchase method of accounting and will begin to report Tandem de Mexico as a consolidated subsidiary as of July 1, 1997.

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

SELECTED OPERATING STATISTICS

         The following tables summarize operating statistics for the third quarter and first nine months of fiscal 1997 and 1996. The first table shows the relationship of revenue and expense items to total revenues, except costs of product and services, which are shown in relation to product revenues and service revenues, respectively. The second table shows the percentage change in 1997 and 1996 from the comparable prior year periods.

The Company's fiscal year ends on September 30. References to 1997 and 1996 in this section represent the Company's fiscal years.

                            PERCENT OF TOTAL REVENUES
                      (Except cost of product and service)

                                                          THREE MONTHS           NINE MONTHS
                                                         ENDED JUNE 30,         ENDED JUNE 30,
----------------------------------------------------------------------------------------------
                                                        1997        1996        1997     1996
----------------------------------------------------------------------------------------------
Product revenues                                         78%         80%         78%      79%
Service and other revenues                               22          20          22       21
----------------------------------------------------------------------------------------------
TOTAL REVENUES                                          100          100        100       100
----------------------------------------------------------------------------------------------
Cost of product revenues                                 39           43         41       43
Cost of service and other revenues                       74           71         72       72
----------------------------------------------------------------------------------------------
Total cost of revenues                                   47           49         48       49
Research and development                                 14           15         14       16
Marketing, general, and
   administrative                                        29           30         31       33
Restructuring charge                                     --          --          --        4
----------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                  10           6           7       (2)
Gain on sale of real estate                              --          --           1       --
----------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  10           6           8       (2)
Provision for income taxes                                1           1           2        1
----------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  9           5           6       (3)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                   --          (3)         --       --
----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        9%           2%         6%       (3)%
==============================================================================================

                           PERCENT INCREASE (DECREASE)

                                                          THREE MONTHS               NINE MONTHS
                                                         ENDED JUNE 30,             ENDED JUNE 30,
--------------------------------------------------------------------------------------------------
                                                        1997        1996            1997     1996
--------------------------------------------------------------------------------------------------
Product revenues                                         6%          (7)%            3%       (3)%
Service and other revenues                               17          (7)              7        6
--------------------------------------------------------------------------------------------------
TOTAL REVENUES                                            8          (7)              4       (1)
--------------------------------------------------------------------------------------------------
Cost of product revenues                                (4)          (2)             (2)       1
Cost of service and other revenues                       21         (10)              6       10
--------------------------------------------------------------------------------------------------
Total cost of revenues                                    4          (5)             --        4
Research and development                                 --          (4)             (4)       3
Marketing, general, and
   administrative                                         6          (8)             (3)       3
Restructuring charge                                    N/A          N/A            N/M       N/M
--------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                  66         (21)            N/M       N/M
Net interest income                                    9,214        (98)            468      (83)
--------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  73         (23)            N/M       N/M
Provision for income taxes                               30         (39)             17       12
--------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 85         (17)            N/M       N/M
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                   N/M         N/M            N/M      (59)
--------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       447%        (74)%           N/M       N/M
==================================================================================================

PRIMARY EARNINGS (LOSS) PER SHARE                       414%        (73)%           N/M       N/M
FULLY DILUTED EARNINGS (LOSS) PER SHARE                 400%        (73)%           N/M       N/M
==================================================================================================
N/A - Not applicable        N/M - Not meaningful


OPERATING RESULTS

REVENUES

         Total revenues of $502.6 million during the third quarter of 1997 increased $36.8 million, or 8 percent, compared to the third quarter of 1996.

Product revenues of $392.7 million for the third quarter of 1997 increased $20.5 million, or 6 percent, from the same quarter of 1996. This increase is primarily attributable to increased revenues from the mid-range Himalaya products and associated software and increased revenues from NT servers. This increase is partially offset by the negative impact of the stronger U.S. dollar versus certain European currencies and the Japanese Yen from a year ago.

Service and other revenues of $109.9 million for the third quarter of 1997 increased $16.3 million, or 17 percent, compared to the third quarter of 1996. This increase is primarily due to increased consulting revenues, partially offset by the negative impact of certain currency exchange rate movements between the periods.

Total revenues of $1.4 billion for the first nine months of 1997 increased $48.9 million, or 4 percent, compared to the first nine months of 1996. Product revenues of $1.1 billion increased $29.2 million, or 3 percent, from the same period of 1996. The increase in product revenues is primarily attributable to increased revenues from the high-end and mid-range Himalaya products and initial revenues from NT servers in 1997. This increase is partially offset by the negative impact of certain currency exchange rate movements from the previous year. Service and other revenues of $306.6 million increased $19.7 million, or 7 percent, from the comparable 1996 period. The increase in service and other revenues is primarily due to increases in both consulting and hardware maintenance revenues, partially offset by the negative impact of certain currency exchange rate movements between the periods.

Geographic--The table below summarizes revenues derived from Tandem's domestic
----------
and international operations and the percentage of revenues contributed by geographic location for the indicated periods. Current quarter and year-to-date growth rates in the various geographic regions are not necessarily representative of future results.

                                   THREE MONTHS ENDED JUNE 30,                         NINE MONTHS ENDED JUNE 30,
(Dollars in millions)             1997                   1996                        1997                       1996
                         ---------------------    ---------------------    -----------------------    -----------------------
                             $            %           $            %             $            %             $             %
                         ---------------------    ---------------------    -----------------------    -----------------------

United States              245.3          49        219.7          47          671.6          48          630.3          46
Europe
  United Kingdom            42.4           8         35.5           8          117.7           8          105.2           8
  Germany                   25.9           5         27.0           6           83.2           6           76.3           6
  Other Europe              63.1          13         66.7          14          179.6          13          191.8          14
                         ---------------------    ---------------------    -----------------------    -----------------------
        Total Europe       131.4          26        129.2          28          380.5          27          373.3          28

Japan                       70.9          14         66.8          14          199.9          14          196.5          14
Asia/Pacific                30.4           6         28.8           6           96.2           7           91.9           7
Americas Division
  (excluding the
   U.S.)                    24.6           5         21.3           5           57.4           4           64.7           5
                         ---------------------    ---------------------    -----------------------    -----------------------

Total revenues             502.6         100        465.8         100        1,405.6         100        1,356.7         100
                         =====================    =====================    =======================    =======================

         Revenues in the United States increased 12 percent in the third quarter of 1997 compared to the third quarter of 1996. This increase is primarily attributable to increased revenues from the mid-range Himalaya products and NT servers. Revenues in the United States increased 7 percent in the nine month period ended June 30, 1997, in comparison to the same 1996 period. This increase is primarily attributable to increased revenues from high-end Himalaya servers, increased revenues from the mid-range Himalaya products and NT servers, and an increase in hardware maintenance revenues, partially offset by reduced revenues from the UNIX system-based products.

Revenues in Europe increased 2 percent during the third quarter of 1997, compared to the third quarter of 1996. In the quarterly comparison, increased consulting revenues and increased revenues from mid-range Himalaya products were partially offset by decreased revenues from high-end Himalaya products and by the negative impact of certain currency exchange rate movements between the periods. European revenues increased 2 percent in the first nine months of 1997, compared to the same 1996 period. For the nine month comparison, increased revenues from the mid-range Himalaya products, increased revenues from the UNIX system-based products and increased consulting revenues were partially offset by decreased revenues from high-end Himalaya products and by the negative impact of certain currency exchange rate movements between the periods.

In Japan, revenues increased 6 percent in the third quarter of 1997, compared to the same 1996 period. In the quarterly comparison, increased revenues from high-end Himalaya products were partially offset by the negative impact of currency exchange rate movements between the periods, and by decreased revenues from mid-range Himalaya products. Revenues in Japan increased 2 percent in the first nine months of 1997, compared to the same 1996 period. For the nine month comparison, increased revenues from high-end Himalaya products were generally offset by the negative impact of currency exchange rate movements between the periods, by decreased revenues from mid-range Himalaya products, and by reduced consulting revenues.

Asia/Pacific revenues increased 6 percent during the third quarter of 1997, compared to the third quarter of 1996, primarily due to increased consulting revenues. Asia/Pacific revenues increased 5 percent during the first nine months of 1997, compared to the first nine months of 1996. This increase is primarily due to increased consulting and hardware maintenance revenues.

COST OF REVENUES

         During the third quarter of 1997, product margin percentages increased to 61 percent as compared to 57 percent in the same 1996 period. During the first nine months of 1997, product margin percentages increased to 59 percent in comparison to 57 percent in the same 1996 period. Computer system margins were positively impacted by improvements in cost of purchased parts, a shift in product mix to higher margin software products and improved management of discounting and other pricing management programs. These improvements were partially offset by the negative impact on revenues of certain currency exchange rate movements and, in the third quarter, by increased provisions for obsolete inventory.

Management expects product margins to decline modestly in the fourth quarter of 1997 from the third quarter level. However, product margins are difficult to predict, as they are affected by future competitive pricing actions, geographic revenue mix, product mix, cost of purchased parts, and changes in foreign currency. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

Margins on service and other revenues were 26 percent in the third quarter of 1997 compared to 29 percent in the third quarter of 1996. The decline in margins was primarily attributable to a shift in the mix of revenues, which resulted in a higher proportion of lower margin consulting revenues. Margins on service and other revenues were 28 percent in the first nine months of both 1997 and 1996.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development (R&D) expenses of $69.4 million for the third quarter of 1997 were essentially flat compared to the same 1996 quarter. R&D expenses of $202.8 million for the first nine months of 1997 decreased $8.0 million, or 4 percent, compared to the same 1996 period. In both the quarterly and nine month comparisons, higher levels of external funding received for joint development projects, higher levels of software capitalization, and decreases in both development material and tooling costs were partially offset by increases in salaries and benefits. Management expects R&D spending to decline slightly in the fourth quarter of 1997 from the third quarter level. However, the expected R&D spending pattern could be affected by factors such as changes in product development schedules and changes in external funding levels. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general, and administrative (MG&A) expenses of $147.6 million in the third quarter of 1997 increased $8.4 million, or 6 percent, in comparison to the third quarter of 1996. The increase in MG&A expenses is primarily attributable to increased advertising and product promotional spending, amounts accrued for nonrecurring payments under certain employment agreements, and net increases in certain other expense items that are not fixed in nature. This increase was partially offset by lower sales and marketing personnel-related and occupancy-related expenses. MG&A expenses for the first nine months of 1997 decreased $12.8 million, or 3 percent, to $435.0 million, compared to the same period in 1996. This decrease is primarily attributable to reduced sales and marketing personnel-related and occupancy-related expenses, partially offset by increased spending for new product introductions, and advertising and promotional costs. In the fourth quarter of 1997, management expects MG&A expenses, excluding commissions, to increase slightly from the 1997 third quarter level, but to decline as a percentage of revenues. For additional discussion on the risks associated with these statements and other forward looking statements, refer to the Outlook and Risks section below.

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

Information relating to restructuring activity for the nine months ended June
30, 1997, is presented below.

---------------------------------------------------------------------------------------------------
                                          Reduction of                     Discontinued
(In thousands)                             Work Force      Facilities       Activities      Total
---------------------------------------------------------------------------------------------------
Balances, September 30, 1996                 $ 17,939      $ 24,794         $ 13,488      $ 56,221

Utilized, nine months ended
     June 30, 1997                            (17,535)       (5,821)          (1,130)      (24,486)
Applicable to discontinued
     operation                                     --        (3,854)              --        (3,854)
---------------------------------------------------------------------------------------------------
Balances, June 30, 1997                      $    404      $ 15,119         $ 12,358      $ 27,881
===================================================================================================

Cash used, nine months ended
     June 30, 1997                           $ 17,535      $  5,382         $    848      $ 23,765
===================================================================================================


IMPACT OF CURRENCY EXCHANGE RATES

         During the third quarter and first nine months of 1997, certain European currencies and the Japanese yen were weaker against the U.S. dollar than in the corresponding 1996 periods. If currency exchange rates had not changed since the respective periods in 1996, operating income for the third quarter of 1997 and the first nine months of 1997 would have been greater by approximately $8 million and $22 million, respectively, compared to the corresponding periods in 1996. During these same 1997 periods, the Company's hedging program generated income of approximately $2 million and $12 million in each respective period, which partially mitigated the above.

RESULTS  FROM CONTINUING OPERATIONS

         For the three month period ended June 30, 1997, the Company reported income from continuing operations of $43.2 million, or $0.35 per share on a fully diluted basis. For the nine month period ended June 30, 1997, the Company reported income from continuing operations of $80.0 million, or $0.64 per share on a fully diluted basis. For the three month period ended June 30, 1996, the Company reported income from continuing operations of $23.3 million, of $0.20 per share on a fully diluted basis. For the nine month period ended June 30, 1996, the Company reported a loss from continuing operations of $45.6 million, or $0.39 per share, including the $52.0 million restructuring charge.

The income tax provisions for the third quarters of 1997 and 1996 were $9.0 million and $6.9 million, respectively, arising principally from taxes currently payable in foreign jurisdictions. The income tax provisions for the first nine months of 1997 and 1996 were $25.5 million and $21.8 million, respectively, arising principally from taxes currently payable in foreign jurisdictions. The Company expects to continue to report income for the remainder of 1997 in certain foreign jurisdictions, which will result in tax provisions despite loss carryforwards which are available primarily to offset U.S. and certain foreign income.

RESULTS FROM DISCONTINUED OPERATIONS

         During June 1996, the Company adopted a plan to sell its networking business, UB Networks, Inc. (UB Networks), and on January 17, 1997, sold all of the outstanding capital stock of UB Networks to Newbridge Networks, Inc., a wholly-owned subsidiary of Newbridge Networks Corporation, effective December 31, 1996. The Company received initial gross proceeds (the "Base Purchase Price") in the amount of $118.0 million ($106.2 million in cash and $11.8 million deposited to a one-year escrow account) of which $13.0 million is attributable to estimated cash disbursements by the Company to or on behalf of UB Networks during the period January 1, 1997, through January 17, 1997. The Base Purchase Price is subject to certain adjustments that the Company estimates will be immaterial in the aggregate and is to be increased by amounts, if any, received by the Company in the future pursuant to an earn-out provision the details of which have not yet been finalized. Based upon the Base Purchase Price, the carrying value of UB Networks and estimated costs and expenses incurred and expected to be incurred in connection with this transaction, the Company recorded a gain of $1.0 million from this transaction in its second quarter ending March 31, 1997.

The results of operations for UB Networks for the three months ended December 31, 1996, which were deferred by the Company as part of net assets of discontinued operations, included revenues of $67.5 million, an operating loss of $23.3 million, and a non-operating gain from the sale of an investment of $29.6 million.

The results of operations for UB Networks for the three months ended June 30, 1996, included revenues of $82.1 million, an operating loss of $15.4 million, and a loss from discontinued operations of $15.4 million, or $0.13 per share. The results of operations for UB Networks for the nine months ended June 30, 1996, included revenues of $279.9 million, an operating loss of $24.5 million, a non-operating gain from the sale of an investment of $30.6 million, and income from discontinued operations of $5.9 million, or $0.05 per share.

FINANCIAL CONDITION

         During the first nine months of 1997, cash and cash equivalents increased by $140 million to $228 million. The Company generated $190 million positive cash flow from operations during the first nine months of the year. Investing activities for the period used approximately $23 million, principally through investment in capital equipment and software, partially offset by proceeds from the sale of discontinued operations of approximately $93 million and proceeds from the sale of real estate. Financing activities consumed approximately $19 million, primarily from the purchase of treasury stock, partially offset by issuances of common stock under the Company's stock plans.

The Company has a receivables purchase agreement with a group of financial institutions whereby the Company can sell a percentage ownership interest in an eligible pool of accounts receivable. Under the terms of the agreement, the Company retains collection and servicing responsibilities for the receivables and retains substantially the same risk of credit loss as if the interest in receivables had not been sold. The agreement allows for maximum borrowings of up to $100 million and expires in October 1997. At June 30, 1997, $73 million of financing was available to the Company under its accounts receivable purchase agreement. The maximum amount outstanding at any point during the first nine months of 1997 was $25 million. There were no amounts outstanding during the quarter ended June 30, 1997 or as of September 30, 1996.

Accounts receivable days were 78 at June 30, 1997 compared to 80 days at September 30, 1996. Inventory days were 38 at June 30, 1997 compared to 39 days at September 30, 1996.

Total debt and short-term borrowings of $176 million at June 30, 1997, including $139 million of limited recourse borrowings against lease receivables, increased $1 million from September 30, 1996. Total debt as a percentage of total capital was approximately 13 percent as of June 30, 1997 compared to 14 percent as of September 30, 1996.

Cash used for restructuring actions during the first nine months of 1997 aggregated approximately $24 million and was funded by cash from operations. Cash requirements for restructuring actions for the remainder of 1997 are expected to be approximately $3 million and will be funded by cash generated from operations.

The Company's sources of working capital include cash generated from operations, amounts available under the accounts receivable purchase agreement, certain committed and uncommitted unsecured credit lines, and other financing arrangements available to the Company. Management believes that the financing sources available at June 30, 1997 can adequately meet Tandem's financing needs, both in the short and the long term.

As of June 30, 1997, the Company had approximately 7,000 full-time equivalent employees.

PROPOSED MERGER WITH COMPAQ COMPUTER CORPORATION

        On June 23, 1997, the Company and Compaq Computer Corporation (Compaq) announced the execution of a merger agreement (Merger Agreement) in a stock-for-stock transaction. Under the terms of the Merger Agreement, shares of and options to purchase the Company's common stock were to be exchanged for shares of and options to purchase Compaq common stock at an exchange ratio of 1 share of the Company's common stock for 0.21 shares of Compaq common stock. The exchange ratio has been adjusted to 1 share of the Company's common stock for
0.525 shares of Compaq common stock to reflect Compaq's five-for-two stock split announced on July 1, 1997. The transaction is intended to qualify as a pooling of interests for accounting and financial reporting purposes, and is structured to qualify as a tax-free reorganization.

The Company has filed required documents with various regulatory agencies regarding the proposed merger. The applicable waiting periods for certain filings have expired. The transaction is conditioned upon satisfactory completion of all regulatory requirements, obtaining approval of the Company's stockholders, and other customary closing conditions.

The Company estimates that it will incur merger-related fees and expenses of approximately $16.8 million, consisting primarily of transaction costs for fees and expenses of investment bankers, attorneys and accountants. In addition, if the merger is consummated, the Company will become obligated to pay special bonuses totaling approximately $4.6 million. If the merger is terminated prior to consummation, Tandem may be required, among other things, to incur a termination fee of $55 million.

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


IN RESPONSE TO THIS OPPORTUNITY, TANDEM PLANS TO EXTEND ITS FUNDAMENTALS, INTEGRAL TO THE HIGH-END HIMALAYA PLATFORM, TO THE WINDOWS NT SERVER MARKET. TANDEM'S SERVERNET CLUSTERING TECHNOLOGY IS INCLUDED IN THE S-SERIES SERVERS NOW SHIPPING ACROSS ALL THREE PRODUCT FAMILIES AND THE CS150 CLUSTERED SERVER PRODUCT. FIRST CUSTOMER SHIPMENT DATES FOR THE S-SERIES PRODUCTS WERE: UNIX, FEBRUARY 1996; WINDOWS NT, NOVEMBER 1996; AND, HIMALAYA, JUNE 1997. THE FIRST CUSTOMER SHIPMENT DATE FOR THE CS150 PRODUCT WAS ALSO JUNE 1997. S-SERIES AND CS150 PRODUCT REVENUES ACCOUNTED FOR APPROXIMATELY 8 PERCENT OR $42 MILLION OF TOTAL REVENUES IN THE THIRD QUARTER OF FISCAL 1997, OF WHICH APPROXIMATELY $22 MILLION RELATED TO THE HIMALAYA S-SERIES SERVERS. THERE CAN BE NO ASSURANCE THAT REVENUES OF THESE PRODUCTS WILL CONTINUE AT THE SAME LEVEL.

THE COMPANY EXPECTS NO SIGNIFICANT IMPACT ON THE OVERALL REVENUE ATTRIBUTABLE TO HIMALAYA SERVERS (K-SERIES AND S-SERIES) AS A RESULT OF THE INTRODUCTION OF THE S-SERIES SERVERS. S-SERIES HIMALAYA SERVERS INTEROPERATE WITH K-SERIES HIMALAYA SERVERS. SALES OF S-SERIES HIMALAYA SERVERS ARE EXPECTED TO REPLACE SALES OF K-SERIES SERVERS FOR NEW APPLICATIONS. THE COMPANY EXPECTS THAT SALES OF HIMALAYA SERVERS FOR ADDITIONAL CUSTOMER CAPACITY WILL BE SPLIT BETWEEN K-SERIES AND S-SERIES SERVERS FOR THE NEXT TWO TO THREE YEARS. THE S-SERIES HIMALAYA AND S-SERIES NT SERVERS HAVE NO IMPACT ON THE MARKET SUCCESS OF THE S-SERIES UNIX SERVERS, BECAUSE THE COMPANY'S UNIX PRODUCTS ARE FOCUSED ON SPECIFIC APPLICATION AREAS IN THE TELECOMMUNICATIONS INDUSTRY.

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

TO PREPARE FOR THE CHANGES IN BUSINESS STRATEGY BRIEFLY OUTLINED ABOVE, THE COMPANY CHANGED ITS ORGANIZATIONAL STRUCTURE DURING 1996 INTO PRODUCT LINE BUSINESS UNITS AND REFOCUSED ITS NORTH AMERICAN SALES ORGANIZATION FIRST BY GEOGRAPHY AND THEN BY LINE OF BUSINESS. THESE ORGANIZATIONAL CHANGES, TOGETHER WITH THE 1996 RESTRUCTURING ACTIONS, HAVE RESULTED IN SUBSTANTIAL CHANGES IN THE COMPANY'S MANAGEMENT TEAM. GOING FORWARD, CHANGES OF MANAGEMENT AND ORGANIZATIONAL STRUCTURE MAY CONTINUE TO OCCUR. THE IMPACT OF SUCH CHANGES ON THE COMPANY'S FUTURE OPERATING RESULTS CANNOT BE PREDICTED.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits required by Item 601 of Regulation S-K

       Exhibit
        Number           Exhibit

        10.23** Settlement Agreement and General Release dated May 27, 1997, as amended, to Employment Agreement dated May 19, 1995 and amended as of January 18, 1996 and May 2, 1996 between the Company and Kurt Friedrich

        27               Financial Data Schedule

--------------

*   Incorporated by reference.
**  Director or officer compensatory plan.


       (b) Reports on Form 8-K: (i) A report on Form 8-K, Item 2 was filed by the Company with the Commission on June 26, 1997, with respect to Compaq's proposed merger with Tandem. (ii) A report on Form 8-K, Item 5 was filed by the Company with the Commission on July 23, 1997, containing the Company's news release dated July 22, 1997, with respect to its financial results for the period ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TANDEM COMPUTERS INCORPORATED
                                                      (Registrant)


Date: August 12, 1997                     By:     /s/ Enrico L. Pesatori
                                             ----------------------------------
                                                      Enrico L. Pesatori
                                                          President,
                                                  Chief Operating Officer and
                                                Interim Chief Financial Officer



Date: August 12, 1997                     By:     /s/  Kenneth R. Barber
                                             ----------------------------------
                                                       Kenneth R. Barber
                                                   Senior Vice President and
                                                     Corporate Controller

                                INDEX TO EXHIBITS


EXHIBIT                                                                    PAGE
-------                                                                    ----

10.23*     Settlement Agreement and General Release dated May 27,           *
           1997, as amended, to Employment Agreement dated May
           19, 1995 and amended as of January 18, 1996 and May 2,
           1996 between the Company and Kurt Friedrich.


  27       Financial Data Schedule



* Director or officer compensatory plan.